Form 10-K405
period 1998-12-31
C2 INC
filed 1999-03-26
CIK 1052102

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from            to
                               ----------    -------------

                        Commission file number: 001-14171

                                    C2, INC.
             (Exact name of registrant as specified in its charter)

   A Wisconsin Corporation                                     39-1915787
(State of other jurisdiction of                             (I.R.S.Employer
incorporation or organization)                              Identification No.)

700 N. Water Street, Suite 1200,  Milwaukee, Wisconsin                 53202
      (Address of principal executive office)                        (Zip Code)

Registrant's telephone number, including area code    (414) 291-9000

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                Name of Each Exchange on Which Registered

Common Stock - $1.00 par Value                           NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (based on $5.6875 closing price) of voting stock less stock owned by all executive officers and directors as a group: $10,394,879

Number of Shares of Common Stock Outstanding at March 23, 1999: 5,202,664 The Exhibit Index is located on page 37.

PART 1
ITEM 1.    BUSINESS

           C2, INC.

           C2, Inc. ("C2" or "the Company") was formed on December 11, 1997 for the purpose of consummating the acquisition of 66.67% of Total Logistic Control, LLC ("TLC") for $10.67 million in cash, and the assumption of TLC's liabilities, plus the assumption of contingent liabilities which might arise in the future attributable to the historic operations or assets of Christiana Companies, Inc. ("Christiana") and any of it's current or former subsidiaries.

           The Company's strategy provides that a substantial part of its future growth will come from acquiring either directly or through TLC other businesses which may or may not be related to TLC's current business. In line with that strategy, on March 12, 1999, C2, Inc. announced the purchase of Zero Zone, Inc., a Wisconsin-based manufacturer of refrigerated and freezer display cases. C2 invested $4.5 million in equity and capital notes for 70.6% of the outstanding common stock of Zero Zone with the balance being held by the President of Zero Zone and other members of its management team.

           C2 completed its initial public offering on February 8, 1999. The offering resulted in the sale of 5,202,664 shares of C2 common stock and the receipt of gross proceeds of $20,810,656, $10.67 million of which was used in C2's acquisition of 666.67 membership units, representing a 66.7% ownership interest in TLC as part of the merger of Christiana with and into a subsidiary of Weatherford International, Inc. ("Weatherford"). Christiana, now a wholly owned subsidiary of Weatherford owns the remaining 333.33 membership units of TLC representing a 33.3% ownership interest.

           TOTAL LOGISTIC CONTROL, LLC

           TLC was formed on June 30, 1997 through a combination of the operations of two wholly-owned subsidiaries of Christiana: Wiscold, Inc. ("Wiscold") and Total Logistic Inc. On September 1, 1992, Christiana acquired the assets of Wiscold, a company formed in 1915, which engaged in providing public refrigerated warehousing services, vegetable processing and individual quick freeze ("IQF") services, automated vegetable poly bag and bulk packaging services, and transportation services into and out of its facilities. On January 4, 1994, Christiana acquired Total Logistic Inc. a Zeeland, Michigan-based firm engaged in providing fully integrated third-party logistic services, which include warehouse, distribution and transportation services in both refrigerated and non-refrigerated facilities.

           TLC provides third-party logistic services as well as full service public and contract warehousing in all ranges of frozen, refrigerated and ambient temperatures. Integrated logistic services generally combine transportation, warehousing and information services to manage the distribution channel for a customer's products from the point of manufacture to the point of consumption. TLC's transportation and distribution services include full service truckload, less-than-truckload and pooled consolidation in both temperature controlled and dry freight equipment, dedicated fleet services and specialized store-door delivery formats. Transportation and logistic services are provided utilizing company-owned equipment as well as through carrier management services utilizing third party common and contract carriers. TLC also provides a full range of international freight management services, fully computerized inventory management, kitting, repackaging and just-in-time production supply services.

           TLC's transportation fleet is comprised of 175 tractors, 97 of which are 0-3 years old; 78 of which are 4-6 years old; and none of which are older than 6 years.

           TLC's customers consist primarily of national, regional and local firms engaged in food processing, consumer product manufacturing, wholesale distribution and retailing. During 1998, TLC's top 10 customers accounted for approximately 39.7% of total revenues. TLC services approximately 1,300 customers.

           TLC believes it is the nation's seventh largest provider of public refrigerated warehouse space. All of TLC's refrigerated facilities are modern and efficient single story buildings at dock height elevation and fully insulated. TLC's refrigerated distribution centers are as follows:

           - Rochelle Cold Storage campus, located in Rochelle, Illinois, is TLC's newest and largest refrigerated warehouse operation, initially constructed in 1986. Currently this location is comprised of 14,100,000 cubic feet of capacity in two separate buildings having undergone four capacity expansions in 1988, 1990, 1993 and 1996. All space is capable of temperatures of -20(degree)F to ambient. Rochelle Cold Storage is strategically located at the intersection of two main line East-West railroads, the Burlington Northern and the Chicago Northwestern, and the cross roads of two interstate highways, I-39 and I-88. Rochelle Cold Storage serves primarily distribution customers in the Midwest.

           - Beaver Dam Logistic Center, located in Beaver Dam, Wisconsin, was originally constructed in 1975. Since 1975, this facility has undergone three freezer additions, the most recent in 1991, and today is comprised of 7,200,000 cubic feet of freezer storage space. Beaver Dam Logistic Center serves distribution related customers as well as vegetable and cranberry processors. This facility's unique capabilities involve value added services for vegetable processors including IQF, blanching, slicing, dicing and food service and retail poly bag packaging operations. Beaver Dam Logistic Center's IQF tunnels have the capacity to freeze 30,000 pounds of product per hour.

           - Milwaukee Logistic Center, located in Wauwatosa, Wisconsin, was originally constructed in 1954. There have been six expansions of this facility, and today the Milwaukee Logistic Center facility comprises 4,300,000 cubic feet of which 3,754,000 cubic feet is freezer capacity and 546,000 cubic feet is cooler space. This facility has multi-temperature refrigerated storage ranging from -20(degree)F to +40(degree)F and daily blast freezing capacity of 750,000 pounds. This location has a 7-car private rail siding. An additional 3 million cubic feet of company owned refrigerated and processing space adjacent to the Milwaukee Logistic Center facility is leased on a long term basis to a third party retail grocery company.

           - Holland Logistic Center, located in Holland, Michigan, has undergone a number of expansions over the years, with a major reconstruction in 1983 after a fire destroyed approximately 50 percent of the facility. Today, this refrigerated facility comprises 2,100,000 cubic feet of storage capacity of which 1,300,000 cubic feet is freezer capacity, 400,000 cubic feet is cooler capacity and 400,000 cubic feet is convertible capacity between freezer and cooler. Holland Logistic Center services both distribution customers as well as fruit growers in the West Michigan area. This location is situated on a CSX rail spur with two refrigerated rail docks. This facility is held under a lease which expires December 31, 2000.

           - Kalamazoo Logistic Center, located in Kalamazoo, Michigan, has two distribution centers. Facility #1 is a 3,300,000 cubic foot facility with 1,100,000 cubic feet of freezer capacity, 400,000 cubic feet of cooler capacity and 1,800,000 cubic feet of dry storage capacity. This location services a number of distribution customers in the Midwest and is strategically located at the I-94 and US 31 crossroads in Michigan, equal distance between Chicago and Detroit. Facility #2 is located adjacent to Facility #1 and is comprised of 2,800,000 cubic feet of capacity. This facility contains 1,500,000 cubic feet of cooler capacity and 1,300,000 cubic feet of freezer capacity. Two large distribution customers utilize 75% of this space. These facilities are held under long term leases.

           - Also located at the Kalamazoo Logistic Center is a company owned 10,000 square foot transportation equipment maintenance center. Approximately 50% of TLC's fleet of over-the-road transportation units is domiciled in Kalamazoo, Michigan.


            In addition to the refrigerated distribution centers described above, TLC operates a network of owned and leased dry (non-refrigerated) distribution centers comprising approximately 0.8 million square feet of storage capacity. Dry distribution centers are located in Zeeland (2) and Kalamazoo, Michigan; Munster, Indiana and Dayton, New Jersey.

            Competition in integrated logistic services is on both a national and local basis with a predominant emphasis on transportation services. At present, there are no direct competitors providing the full scope of warehousing and transportation services across the full range of temperatures provided by TLC. However, each of TLC's individual business segments is highly fragmented with many local, regional and national competitors, especially in the transportation and dry warehousing industries. TLC's competitive edge is its ability to provide fully integrated logistic services designed to its customers' distribution needs which may, but would not necessarily, include utilizing its network of strategically located refrigerated and dry distribution centers, transportation equipment, and carrier management services. TLC's revenues and earnings can be affected by changes in competitive pricing in both transportation and warehousing operations, particularly at the local level; harvest yields of certain vegetable and fruit crops grown in the Upper Midwest; changes in customers distribution patterns or channels, and general economic conditions.

            TLC holds a trademark on its name and logo. No other trademarks, patents, licenses, franchises or concessions are considered material to its business.

            Expenditures for research and development and compliance with environmental regulations have not been, and are not anticipated to be, significant.

EMPLOYEES

            The following table shows the number of fulltime C2 and TLC employees at the dates indicated.



                                                    FULLTIME EMPLOYEES AT FEBRUARY 28,
                                   ----------------------------------------------------------------------
                                           1997                    1998                     1999
                                   ---------------------   ---------------------    ---------------------

C2                                            0                       0                       10
TLC                                         687                     699                      743
                                   ---------------------   ---------------------    ---------------------
   TOTAL                                    687                     699                      753


            At February 28, 1999, TLC has 44 more employees than at the same date a year ago due primarily to expansion of its transportation fleet and a substantial increase in a warehousing and distribution program at the Rochelle Logistic Center.

ITEM 2.     PROPERTIES

            REFRIGERATED WAREHOUSING FACILITIES

            At December 31, 1998, TLC owned or leased twelve facilities in five states. Of this total, seven are refrigerated with the balance being non-refrigerated facilities. Refrigerated operations are conducted through seven public refrigerated warehouses located in Wisconsin (2), Michigan (3), and Illinois (2). TLC's refrigerated facilities are large single-story buildings constructed at dock height will full insulation and vapor barrier protection. Refrigeration is provided by screw-type compressors in ammonia-based cooling systems. The facilities are strategically located and well served by rail and truck.

            TLC's refrigerated warehouse facilities are described in the following table:

                                                    TOTAL STORAGE SPACE
                 LOCATION                         (CUBIC FEET IN MILLIONS)                TYPE OF FACILITY
--------------------------------------------    ------------------------------    ----------------------------------

Rochelle Logistic Center I                                   10.6                 Distribution
Rochelle Logistic Center II                                   3.5                 Distribution
Beaver Dam Logistic Center                                    7.2                 Distribution/Production
Milwaukee Logistic Center                                     4.3                 Distribution
Holland Logistic Center (1)                                   2.1                 Distribution/Production
Kalamazoo Logistic Center I (1)(2)                            3.3                 Distribution
Kalamazoo Logistic Center II (1)                              2.8                 Distribution
                                                             ----
    TOTAL                                                    33.8
                                                             ====


(1) Leased Facility
(2) Includes 1.8 million cubic feet of non-refrigerated storage capacity.

            At both the Rochelle and Beaver Dam Logistic Centers, the Company owns substantial additional acreage available for expansion.

            At December 31, 1998, TLC operated 5 public non-refrigerated or dry warehouse distribution facilities located in Michigan (3), Indiana and New Jersey. Zeeland Distribution Center II, located in Zeeland, Michigan is a company owned facility. All other dry facilities are held under leases. Lease terms generally match underlying contracts with major customers served at each facility. These facilities are single story block or metal construction buildings. All dry facilities are constructed at dock height and are approved as food grade storage facilities.

            TLC's dry warehouse facilities are described on the following table:


                                                                                TOTAL STORAGE
                                                                                     SPACE
                                                                                   SQ FT. IN
                  FACILITY                               LOCATION                 (THOUSANDS)             TYPE OF FACILITY
---------------------------------------------    --------------------------   ---------------------    -----------------------

Zeeland Logistic Center I (1)                    Zeeland, MI                             202           Public
Zeeland Logistic Center II                       Zeeland, MI                             220           Public
Michigan Distr. Center I (1)                     Kalamazoo, MI                            88           Public
Munster Logistic Center (1)                      Munster, IN                             125           Public
Dayton Logistic Center (1)                       Dayton, NJ                              200           Public
                                                                              ---------------------
    TOTAL                                                                                835
                                                                              ---------------------

(1) Leased facility.

           TLC owns and operates a 10,000 square foot truck maintenance facility located at the Kalamazoo Logistic Center. This facility is used for the maintenance of TLC transportation equipment.

ITEM 3.    LEGAL PROCEEDINGS.

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None


                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
           MATTERS.

           The common stock of the Company was listed on the NASDAQ SmallCap Market effective March 5, 1999.

ITEM 6.    SELECTED FINANCIAL DATA.

            Selected Financial Data is provided under the caption "Five Year Financial Information" is included on page 34.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           C2 did not conduct any operations during 1998 or 1997. The only activities of C2 were related to the initial public offering of its common stock and its subsequent acquisition of 666.67 membership units (two-thirds) of TLC. Both of these events occurred during February 1999.

           As of December 31, 1998, C2's assets consisted of $100 cash received from its sole shareholder pertaining to its initial capitalization and $282,000 of offering costs which have been deferred until the time of the offering. The acquisition of TLC by C2 is being accounted for as a combination of entities under common control because a single group of shareholders that controlled TLC will control C2. Accordingly, no purchase accounting adjustments will be recorded at the time of acquisition, but rather the acquisition will be accounted for like a pooling of interests.

           The following discussion and analysis of financial condition and results of operations related to TLC are provided for additional analysis and give effect to what the combined results of C2 would have been if TLC and C2 were a combined entity prior to December 31, 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

           TLC's consolidated revenues for the year ended December 31, 1998 were $90,610,000 compared to $90,100,000 for the same period the prior year, an increase of $510,000 or .6%. Revenue in 1998 attributable to Warehousing Services declined by $296,000 or .8% compared to the prior year due to the closure of two non-refrigerated warehousing operations in the third quarter of 1997 consistent with TLC's strategy to de-emphasize public, non-refrigerated warehousing activities. The remaining facilities generated revenue growth primarily through higher capacity utilization and to a lesser extent from price increases in 1998 compared to 1997. Logistic Service revenues in 1998 increased $806,000 or 1.6% in 1998 due primarily to a combination of continued high utilization of transportation assets and expanded volume attributable to the distribution services of food products for the State of Michigan Department of Education under a multi-year contract.

           Gross profit for the year increased $667,000 or 4.9% to $14,399,000 compared to $13,732,000 generated in 1997. Gross profit in 1998 from Warehouse Services increased $621,000 or 6.6% over 1997 through higher utilization of facilities, improved productivity and strong cost controls in refrigerated warehousing and improved non-refrigerated warehousing operations due to the closure of two properties which had low utilization and losses. Logistic Services gross profit in 1998 increased slightly over 1997 with consistent results in each of the service offerings.

           Selling, general and administrative expenses, which includes marketing and advertising expenses, increased $23,000 or .4% in 1998 due to increased staffing in information technology, logistic engineering and sales to support the Company's growth strategy in non-asset based, third party logistic services offset by certain cost savings in other areas.

           Income from operations for 1998 increased by $644,000 or 10.4% due primarily to improved gross profit, particularly from efficiencies resulting from higher utilization of refrigerated warehousing facilities and lower depreciation and amortization expenses.

           Interest expense in fiscal 1998 was $2,586,000, a reduction of $367,000 from the prior year of $2,953,000. Interest expense in 1998 was reduced due to strong cash flow, which enabled over $7,700,000 of debt reduction during the year. At the end of 1998, a $10,000,000 dividend was paid to Christiana, the Company's then parent, related to its merger transaction with Weatherford. This distribution was funded by borrowings under TLC's revolving credit facility.

           Pretax earnings in 1998 totaled $4,375,000, an increase of $1,460,000 or 50.1% over 1997 pretax earnings of $2,915,000. Higher operating profit and lower interest expense were principal factors in this improvement. The net increase in other income of $899,000 over 1997 also contributed to the improvement in pretax earnings in 1998.

           No provision for income tax was recorded in 1998 as TLC was a limited liability company for this period. In 1997, TLC recorded an income tax provision of $515,000 on earnings through June 30, 1997, the period during which TLC was a taxable entity. During 1997, TLC also recognized a non-recurring increase to earnings of $11,171,000 related to the removal of deferred income taxes due to its conversion from a taxable C Corporation to a nontaxable limited liability company.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

           Total revenue in 1997 increased $11,751,000 or 15% to $90,100,000 compared to $78,349,000 in 1996. Revenues attributable to Warehousing Services were lower in 1997 by $5,879,000 due primarily to a substantial reduction in the volume of a customer in the Munster, Indiana Logistic Center, a non-refrigerated facility and the closure of other non-refrigerated overflow facilities in West Michigan. Logistic Services in 1997 generated revenue growth of $17,630,000 or 51.7% over 1996. A majority of this growth was attributed to a multi-year logistic services contract with a large frozen food producer. Additional growth in Logistic Services was generated by higher volume in both the food distribution program for the Michigan Department of Education and international freight forwarding.

           Gross profit in 1997 totaled $13,732,000 up $1,562,000 or 12.8%, from
$12,170,000 generated in 1996. Warehouse Services gross profit was down $1,141,000 due to the revenue decline in non-refrigerated warehousing operations. primarily in Munster, Indiana. Logistic Services gross profit in 1997 increased $421,000 or 10.8% due primarily to higher volume in transportation services, an expanded fleet of trucks, and greatly improved equipment utilization and operating ratios.

           Selling, general and administrative expenses increased by $589,000 or 8.5% in 1997, due in large part to increased activities in marketing and sales.

           Income from operations increased by $973,000 or 18.6% to $6,206,000 compared to $5,233,000 generated in 1996. This increase was due primarily to volume and productivity gains in Logistic Services.

            Interest expense for 1997 was $2,953,000, down slightly from $3,067,000 in 1996.

           Pretax profits for 1997 were $2,915,000 compared to $720,000 in 1996. The increase relates to improved operating profit in 1997 and the negative impact in 1996 resulting from a one time charge related to the disposal of special freezing equipment in connection with securing a longer term contract for vegetable processing, freezing and warehouse services. The pretax loss recognized in 1996 on the disposal of this equipment was $1,085,000.

           During 1997, TLC recorded a provision for taxes of $515,000 on earnings through June 30, 1997, the period during which it was a taxable C Corporation. Upon its conversion from a taxable C Corporation to a nontaxable limited liability company, TLC recorded an adjustment of $11,171,000 related to the removal of deferred income taxes which increased earnings.

           Net earnings in 1997 attributable to continuing operations totaled $2,400,000 compared to $416,000 in 1996. Higher operating profit, gain on disposal of assets and lower interest expense were the principal factors in this improvement.

           Total net earnings in 1997 were $13,571,000 of which $11,171,000 were attributable to the elimination of deferred taxes resulting from TLC' s change in taxable status.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

           Cash equivalents and short-term investments totaled $9,000 at December 31, 1998 compared to $388,000 at December 31, 1997. The Company's working capital at December 31, 1998 was a deficit of $1,146,000 compared to $390,000 at December 31, 1997.

           Operating activities in 1998 provided cash of $11,160,000 derived primarily from net earnings of $4,375,000, depreciation and amortization of $6,254,000, offset by a net decrease in working capital accounts of $319,000.

           Capital expenditures in 1998 totaled $2,845,000, the major components of which were: $1,888,000 for machinery and equipment additions primarily related to warehousing operations and $661,000 for computer systems. The remaining expenditures were incurred for equipment and facility improvements within the non-refrigerated warehousing and transportation operations.

           Also included in cash provided by investing activities is $801,000 of proceeds from the sale of transportation equipment.

           Net operating cash flows in 1998 enabled reduction of long term debt by $7,738,000 and funded tax distributions to Christiana of $1,757,000. In addition, long-term debt increased $10,000,000 as a result of borrowing to fund a year end dividend to Christiana in connection with its merger transaction with Weatherford.

           At December 31, 1998, TLC had a revolving credit agreement that provided for borrowings of up to $70,000,000. Outstanding borrowings under this credit agreement at December 31, 1998 totaled $35,198,000.

           As of December 31, 1998, the Company had cash requirements of an additional $10,000,000 dividend, repayment of a $3,000,000 note, and other reimbursements in the amount of $1,552,000 payable to Christiana contingent upon completion of its merger with Weatherford. These payments were made on February 8, 1999 in connection with the completion of the Christiana merger transaction with Weatherford and were funded by additional borrowings under TLC's revolving credit facilities.

YEAR 2000

            During 1998, TLC completed a comprehensive assessment of Year 2000 issues for both its financial information systems and other non-financial systems. In the opinion of management, all hardware and software that could have a significant Year 2000 impact have been identified and a remediation plan has been implemented. Year 2000 issues for financial information systems are being corrected through hardware and software upgrades. Non-financial systems, primarily telephone and security, will be repaired or replaced in order to achieve Year 2000 compliance. Based upon TLC's current projections, all Year 2000 compliant systems, both financial and non-financial, will be implemented no later than April 30, 1999 to allow for sufficient testing. As of December 31, 1998, TLC was approximately 80% complete with the installation of its Year 2000 upgrades. By the time these upgrades are completed, TLC estimates that it will have expended approximately $950,000 to resolve its Year 2000 problems.

           TLC believes that its efforts are sufficient to address its Year 2000 problem. However, there can be no assurances that TLC will be successful in its efforts. Any failure to address the Year 2000 problem may have a materially adverse effect on TLC's ability to provide its transportation and warehousing services and process vital financial data. This could result in material lost revenues to TLC in amounts which are not known at this time. TLC currently has no contingency plans if its efforts to address the Year 2000 problem fail. After TLC has completed the upgrades described above, contingency plans will be developed.

           TLC has solicited all of its major service providers concerning their progress in compliance with the Year 2000 problem. TLC has received responses and is not aware of the inability of any service provider to address its Year 2000 problem.

ITEM 8.    FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

           See Index to Financial Information on page 17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

           The following table provides certain information, as of the date hereof, about the Company's Board of Directors and Executive Officers and also provides information about the beneficial ownership of the Company's capital stock by all of the directors and executive officers as a group. Directors of the Company are elected annually by a plurality of the votes cast by shareholders. Executive Officers are appointed annually by the Board of Directors.




                                                                                          NO. OF SHARES
                                               PRINCIPAL OCCUPATION                        BENEFICIALLY
        NAME (AND AGE)                      DURING THE LAST FIVE YEARS                         OWNED
        --------------                      --------------------------                         -----

Nicholas F. Brady (68)          Chairman  and  President   (since  2/93)  of  Darby      300,000  (1)
                                Advisors,   Inc.,  a  private  investment  company,       (5.8%)
                                Easton, Maryland (1)

William T. Donovan (47)         Chairman  and Chief  Financial  Officer of C2, Inc.      145,000  (2)
                                (2)                                                       (2.8%)

David J. Lubar (44)             President of C2, Inc.                                    919,164  (3)(8)
                                                                                         (17.7%)

Sheldon B. Lubar (69)           Chairman  of  Lubar  &  Co.,  venture  capital  and   1,054,043   (5)(8)
                                investments, Milwaukee, Wisconsin (4)                    (20.3%)

Albert O. Nicholas (68)         Chairman  and Chief  Executive  Officer of Nicholas     310,700   (6)
                                Company,  Inc.,  a registered  investment  advisor,       (6.0%)
                                Milwaukee, Wisconsin (6)

Oyvind Solvang (40)             Vice President of C2, Inc.  (7)                         646,086   (7)(8)
                                                                                         (12.4%)

All directors and executive officers as a group.                                       3,374,993
                                                                                         (64.9%)


--------
(1) Previously, Secretary of the United States Department of the Treasury for over four years, and before that, Chairman of Dillon, Read & Co., Inc. He is also a director of Amerada Hess Corporation and H. J. Heinz Company, as well as a director (or trustee) of 27 Templeton Funds, which are registered investment companies. The shares listed are owned by a trust of which Mr. Brady is the beneficiary and a co-trustee.

(2) Mr. Donovan has served in the capacity listed or in another capacity as an executive officer of Christiana for more than the last five years. He has also been a principal of Lubar & Co. for more than the last five years. Mr. Donovan is a director of Grey Wolf, Inc. Shares reported by Mr. Donovan include 20,000 shares held by a partnership in which Mr. Donovan is a General Partner. Mr. Donovan disclaims beneficial interest in 15,935 of these shares.

(3) Shares reported by David Lubar include 501,628 shares over which he may be deemed to share voting power and investment power. David Lubar shares voting and investment power over 423,250 shares held by various Lubar family minor children's' trusts. Of these shares, 50,000 are also included as beneficially owned by Sheldon Lubar and 78,378 represent shares for which Mrs. David Lubar shares voting and investment power.
     The remaining 417,536 shares are held by David Lubar directly.

(4) Sheldon Lubar has also been a principal of Lubar & Co. for more than the last five years. Sheldon Lubar is also a director of Ameritech Corporation, Weatherford International, Inc., Firstar Corporation, Massachusetts Mutual Life Insurance Co., Jefferies & Company, Inc. and MGIC Investment Corporation.

(5) Shares reported by Sheldon Lubar include 182,000 shares held by various Lubar family minor children's' trusts over which Sheldon Lubar may be deemed to share voting power and investment power as a trustee. Of these shares, 50,000 shares are also included as beneficially owned by David Lubar. Also includes 415,615 shares held directly by Sheldon Lubar's wife and 8,312 shares held by the Lubar Family Foundation for which she may be deemed to have voting power and investment power as a director. The remaining 448,116 shares are held directly by Mr. Lubar or his retirement plans.

(6) Albert O. Nicholas has been a Director of C2 since December 1997. Mr. Nicholas has been owner and President of Nicholas Company, Inc., a registered investment advisor located in Milwaukee, Wisconsin since December, 1967. Nicholas Company is the adviser to six registered investment companies: Nicholas Fund, Inc., Nicholas II, Inc., Nicholas Income Fund, Inc., Nicholas Limited Edition, Inc., Nicholas Money Market Fund, Inc. and Nicholas Equity Fund. Mr. Nicholas is the president and a director of each of those companies. Mr. Nicholas is also a director of Bando McGlocklin Capital Corporation.

(7) Oyvind Solvang has been Vice President of C2 since December 1997. Mr. Solvang has served as President of Cleary Gull Rieland & McDevitt, Inc., an investment banking firm located in Milwaukee, Wisconsin from January 1996 to October 1996 and Chief Operating Officer from October 1995 to January 1996. Prior thereto, from May 1994 to September 1995, Mr. Solvang served as President of Scinticor, Incorporated, a manufacturer of cardiac imaging devices, located in Milwaukee, Wisconsin, and from August 1990 to April 1994 as Vice President and General Manager of Applied Power, Inc., a supplier of hydraulic systems, located in Butler, Wisconsin. Shares reported by Oyvind Solvang include 50,000 shares over which he may be deemed to share voting power and investment power as trustee, 433,086 shares held directly by his wife, and 143,000 shares over which his wife may be deemed to share voting power and investment power as a trustee.

(8) Sheldon B. Lubar is the father of David J. Lubar and father-in-law of Oyvind Solvang.

            During 1998, the Board of Directors met two times. Each director attended both meetings. The Board has established three standing committees: audit, finance and compensation. It has no standing nominating committee or any committee performing similar functions.

ITEM 11.   EXECUTIVE COMPENSATION.

            The Company was incorporated on December 11, 1997. Since its incorporation, the Company has conducted no operations (other than in connection with the Christiana/Weatherford merger transaction and the acquisition of a two-thirds interest in TLC), and has generated no revenue. The Company did not pay any of its executive officers compensation during 1998. The Company anticipates that during 1999 its most highly compensated officers will be William T. Donovan, David J. Lubar and 0yvind Solvang, who will be paid salaries of $175,000, $120,000 and $120,000, respectively. Subsequent to December 31, 1998 and in connection with C2's completion of its public offering, stock options were granted to the Company's Executive Officers and Board of Directors. Each independent director received an option to purchase 12,000 shares of C2 common stock at $4.00 per share. C2's Executive Officers received Incentive Stock options to purchase C2 common stock at $4.00 per share as follows:





                                      Option Shares
                                    -------------------
     William T. Donovan                    100,000
     David J. Lubar                        100,000
     Oyvind Solvang                         60,000


            All granted options vest ratably over a 5 year timeframe. In total options to purchase 324,000 share of C2, Inc. were granted. Of the 324,000 total options granted, 40,000 were issued to employees other than executive or directors.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table gives information, as of March 5, 1999 about the beneficial ownership of Common Stock of the Company by the persons known to the Board of Directors who own beneficially more than 5% of the outstanding Common Stock. As used in this Form 10K, "beneficial ownership" means, in general, the sole or shared power to vote or dispose of stock.

                                                  No. of Shares
           Name and Address                    Beneficially Owned             Percent of Class
----------------------------------------    --------------------------    -------------------------

Nicholas F. Brady                                    300,000                          5.8%
1133 Connecticut Ave. NW, Suite 200
Washington, DC  20036

Sheldon B. Lubar                                     630,116  (1)                    12.1
700 N. Water Street, Suite 1200
Milwaukee, WI   53202

Marianne S. Lubar                                    423,927  (2)                     8.1
700 N. Water Street, Suite 1200
Milwaukee, WI   53202

David J. Lubar                                       919,164  (3)                    17.7
700 N. Water Street, Suite 1200
Milwaukee, WI   53202

Joan P. Lubar                                        584,973  (4)                    11.2
700 N. Water Street, Suite 1200
Milwaukee, WI  53202

Susan Lubar Solvang                                  646,086  (5)                    12.4
700 N. Water Street, Suite 1200
Milwaukee, WI   53202

Kristine Lubar Thomson                               638,014  (6)                    12.3
700 N. Water Street, Suite 1200
Milwaukee, WI   53202

Albert O. Nicholas                                   310,700                          6.0
700 N. Water Street, Suite 1010
Milwaukee, WI   53202

(1) Shares reported by Sheldon Lubar include 182,000 shares held by various Lubar family minor children's' trusts over which he may be deemed to share voting power and investment power as a trustee. Of these shares, 50,000 shares are also included as beneficially owned by David Lubar. The remaining 448,116 shares are held directly by Mr. Lubar or his retirement plans.

(2) Shares reported by Marianne S. Lubar include 415,615 shares held by her directly and 8,312 shares held by the Lubar Family Foundation for which she may be deemed to have voting power and investment power as a director.

(3) Shares reported by David Lubar include 501,628 shares over which he may be deemed to share voting power and investment power as a trustee. David Lubar shares voting and investment power over 423,250 shares held by various Lubar family minor children's' trusts. Of these shares, 50,000 are also included as beneficially owned by Sheldon Lubar and 78,378 represent shares for which Mrs. David Lubar shares voting and investment power. The remaining 417,536 shares are held by him directly.

(4) Shares reported by Joan P. Lubar include 441,973 shares held by her directly and 143,000 shares for which she may be deemed to share voting power and investment power as a trustee.

(5) Shares reported by Susan L. Solvang include 433,086 shares held by her directly, 20,000 shares held directly by her husband, 143,000 shares for which she may be deemed to share voting power and investment power as a trustee, and 50,000 shares for which her husband may be deemed to share voting power and investment power as a trustee.

(6) Shares reported by Kristine L. Thomson include 425,546 shares held by her directly and 213,368 shares for which she may be deemed to share voting power and investment power as a trustee.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The Lubar family, Lubar & Co. and Venture Capital Fund, L.P., a fund managed by Lubar & Co., and William T. Donovan own 5.3%, 0.8%, 6.0% and 0.7%, respectively of Emmpak Foods, Inc., a customer of TLC. During fiscal 1998, Emmpak Foods, Inc. accounted for approximately $2.2 million in gross revenue for TLC. David J. Lubar serves on the board of directors of Emmpak Foods, Inc.

           Sheldon B. Lubar and David J. Lubar are officers and directors of Lubar & Co. Incorporated, and own 50% each of its stock. The Company's headquarters shares offices with Lubar & Co. Incorporated. The office building is owned by 700 North Water LLC which is owned by Sheldon B. Lubar, David J. Lubar, and the Lubar Family (90%) and William T. Donovan (5%). The Company pays its pro rata share of the rent, utilities and other expenses of these premises (approximately $6,500 per month).

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

           Financial Statement and Schedules:

           See Index on page 17.

           Exhibits:

           See Index on page 37.

           Reports on Form 8-K:

           In a Current Report filed on Form 8-K dated February 17, 1999, the Company reported the acquisition of two-thirds of the outstanding interests of Total Logistic Control, LLC for $10.67 million, as previously reported in the Form S-1 Registration Statement of C2, Inc.

           In an Amended Report filed on Form 8-K dated March 15, 1999, the Company filed the required financial statements for the acquisition of two-thirds of the outstanding interests of Total Logistic Control, LLC.

                                   SIGNATURES

           Pursuant to the requirement of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          C2, Inc.

Date:        March 24, 1998               By: /s/ William T. Donovan
                                          --------------------------------------
                                                William T. Donovan, Chairman

           Pursuant to the requirements of the Securities Exchange Act of 1934 this 10-K report has been signed below on March 24, 1999 the following persons on behalf of the Registrant and in the capacity indicated.


                                                          Signature


/s/ William T. Donovan                                      Chairman, Chief Financial Officer and
------------------------------------------------------
William T. Donovan                                          a Director


/s/David J. Lubar                                           President and a Director
------------------------------------------------------
David J. Lubar


/s/ Oyvind Solvang                                          Vice President
------------------------------------------------------
Oyvind Solvang


/s/ Betty J. White                                          Treasurer, Controller and Assistant
------------------------------------------------------
Betty J. White                                              Secretary


/s/ David E. Beckwith                                       Secretary
------------------------------------------------------
David E. Beckwith


/s/ Nicholas F. Brady                                       Director
------------------------------------------------------
Nicholas F. Brady


/s/ Sheldon B. Lubar                                        Director
------------------------------------------------------
Sheldon B. Lubar


/s/ Albert O. Nicholas                                      Director
------------------------------------------------------
Albert O. Nicholas


                                    C2, Inc.


                              FINANCIAL INFORMATION


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1998

                                    C2, INC.
                         INDEX TO FINANCIAL INFORMATION


                                                                                                 Page No.

C2, Inc. Balance Sheets as of December 31, 1998 and 1997................................................18

C2, Inc. Notes to Balance Sheets........................................................................19

Report of Independent Public Accountants................................................................21

Total Logistic Control, LLC Balance Sheets as of December 31, 1998 and 1997.............................22

Total Logistic Control, LLC Statements of Income for the
  years ended December 31, 1998, 1997 and 1996..........................................................23

Total Logistic Control, LLC Statements of Member's Equity
  For the years ended December 31, 1998, 1997 and 1996..................................................24

Total Logistic Control, LLC Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996................................................................25

Report of Independent Public Accountants................................................................26

Notes to Financial Statements...........................................................................27

Selected Financial Data.................................................................................34

                                    C2, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997



                                                                              1998                 1997
                                                                         ----------------    -----------------
ASSETS:
Cash                                                                           $ 100                 $--
Due from Shareholder for common stock subscribed                                  --                 100
Deferred offering costs                                                      282,000                  --
                                                                         ================    =================
        Total assets                                                        $282,100               $ 100
                                                                         ================    =================

LIABILITIES AND SHARHEOLDER'S EQUITY
Current Liabilities:
Accrued offering expenses                                                   $282,000                 $--

SHAREHOLDER'S EQUITY:
Preferred stock, $.01 par, 10,000,000 shares authorized,
    none issued or outstanding                                                    --                  --
Common stock, $.01 par, 50,000,000 shares authorized,
    25 shares issued and outstanding                                              --                  --
Additional paid-in capital                                                       100                 100
                                                                         ----------------    -----------------
       Total shareholder's equity                                                100                 100
                                                                         ----------------    -----------------

          Total liabilities and shareholders' equity                        $282,100               $ 100
                                                                         ================    =================
















      The accompanying notes are an integral part of these balance sheets.

                                    C2, INC.
                             NOTES TO BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

A. BUSINESS AND ORGANIZATION:

    DESCRIPTION OF BUSINESS: C2, Inc. (the "Company") was organized in December 1997, for the purpose of acquiring a two-thirds interest in Total Logistic Control, LLC ("TLC"), a warehousing and logistics company (the "Acquisition"). The Company will complete an initial public offering in 1999 of 5,202,664 shares of its common stock (the "Offering") and utilize the proceeds to fund the Acquisition and future operations.

    The Company's assets as of December 31, 1997 consist exclusively of an amount due from the sole shareholder pertaining to the initial capitalization of the Company. The Company's assets at December 31, 1998 consist of $100 cash received from the sole shareholder and $282,000 of offering costs which have been deferred until the time of the Offering. It is anticipated that an additional $45,000 of offering costs will be incurred in connection with the transaction. At the time of the Offering, these deferred offering costs will be charged against additional paid-in capital. The Company has not conducted any operations and all activities to date have been related to the Acquisition and the Offering. Accordingly, statements of operations, shareholder's equity and cash flows would not provide meaningful information and have been omitted.

B. SHAREHOLDER'S EQUITY:

    In connection with its organization and initial capitalization, the Company issued 25 shares of common stock for $100.

C. COMMITMENTS AND CONTINGENCIES:

    On December 12, 1997, the Company entered into a Purchase Agreement (the "Agreement") to acquire from Christiana Companies, Inc. ("Christiana") 666.667 Membership Units (two-thirds) of TLC for cash consideration of $10,667,000. The Acquisition is contingent upon the consummation of the merger between Christiana and Weatherford International, Inc.

    As part of the Agreement, the Company agreed to indemnify Christiana for certain liabilities of Christiana. Christiana further has the right to require the Company or TLC to purchase all of Christiana's 333.333 Membership Units in TLC for a price equal to $7 million.

    D. SUBSEQUENT EVENTS:

         On January 7, 1999, the Company made an amended initial public offering to the shareholders of Christiana Companies, Inc. to purchase one share of the Company for each share of Christiana held immediately before Christiana is acquired by Weatherford International, Inc. At the completion of the offering, C2 would purchase a two-thirds ownership in TLC.

         On February 8, 1999, the shareholders of both Christiana and Weatherford approved the acquisition of Christiana by Weatherford. On March 4, 1999, the Company's common shares were issued to subscribers contemporaneous with the distribution of the cash merger consideration attributable to the Christiana and Weatherford transaction. At that time, the Company acquired two-thirds of TLC.

       On March 12, 1999, the Company completed the purchase of Zero Zone, Inc., a Wisconsin-based manufacturer of refrigerated and freezer display cases. The Company invested $4.5 million in equity and capital notes and owns 70.6% of Zero Zone with the balance being held by the President of Zero Zone and other members of its management team.

E. SUPPLEMENTAL FINANCIAL INFORMATION

       The acquisition of TLC by the Company is being accounted for as a combination of entities under common control because a single group of shareholders that controlled TLC will control the Company. Accordingly, no purchase accounting adjustments will be recorded at the time of purchase, but rather the purchase will be accounted for like a pooling of interests.

       As the combination of TLC and the Company had not occurred as of December 31, 1998, restatement of the financial statements as if the Company was a combined entity at December 31, 1998 is not permitted. However, the audited financial statements of TLC that are included on pages 22 to 25 are presented to give effect to the combined entity as if the combination had occurred prior to December 31, 1998. The historical financial statements of TLC do not reflect the historical activity of the Company as such activity would not be material to those financial statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To the Board of Directors
and Shareholder of C2, Inc.

         We have audited the accompanying balance sheets of C2, Inc. (a Wisconsin corporation), as of December 31, 1998 and 1997. These balance sheets are the responsibility of the Company's management. Our responsibility is to express an opinion on these balance sheets based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of C2, Inc. as of December 31, 1998 and 1997 in conformity with generally accepted accounting principles.



                                                            ARTHUR ANDERSEN LLP








Milwaukee, Wisconsin
March 22, 1999

                           TOTAL LOGISTIC CONTROL, LLC
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997



                                                                     1998                     1997
                                                            ----------------------    --------------------
ASSETS:
Current Assets:
    Cash and cash equivalents                                    $     9,000               $   388,000
    Accounts receivable, net                                       9,411,000                 8,694,000
    Inventories                                                    2,346,000                   703,000
    Prepaids and other assets                                         85,000                   233,000
                                                             -------------------       -------------------
       Total current assets                                       11,851,000                10,018,000
                                                             -------------------       -------------------

Long-Term Assets:
    Fixed assets, net                                             68,996,000                73,261,000
    Goodwill                                                       5,357,000                 5,514,000
    Other assets                                                     857,000                   641,000
                                                             -------------------       -------------------
       Total long-term assets                                     75,210,000                79,416,000
                                                             -------------------       -------------------

       Total assets                                              $87,061,000               $89,434,000
                                                            ====================       ===================

LIABILITIES AND MEMBER'S EQUITY:
Current Liabilities:
    Current maturities of long-term debt                         $ 1,848,000               $ 1,245,000
    Accounts payable                                               6,519,000                 4,804,000
    Accrued liabilities                                            4,630,000                 3,579,000
                                                             -------------------       -------------------
       Total current liabilities                                  12,997,000                 9,628,000
                                                             -------------------       -------------------

Due to Parent Company                                              3,000,000                 3,000,000

Long-Term Liabilities:
    Long-term debt, less current maturities                       35,277,000                33,617,000
    Other liabilities                                                330,000                   350,000
                                                             -------------------       -------------------
       Total long-term liabilities                                38,607,000                36,967,000
                                                             -------------------       -------------------
       Total liabilities                                          51,604,000                46,595,000
                                                             -------------------       -------------------
TOTAL MEMBER'S EQUITY                                             35,457,000                42,839,000
                                                             ===================       ===================
       Total liabilities and member's equity                     $87,061,000               $89,434,000
                                                             ===================       ===================



                       See notes to financial statements.

                           TOTAL LOGISTIC CONTROL, LLC
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                                                      1998                   1997                   1996
                                                               -------------------    --------------------    ------------------

Revenues:
    Warehousing and logistic services                               $ 90,610,000          $ 90,100,000             $ 78,349,000

Operating Expenses:
    Warehousing and logistic expenses                                 76,211,000            76,368,000               66,179,000
    Selling, general and administrative expenses                       7,549,000             7,526,000                6,937,000
                                                                 ------------------     -----------------        ----------------
                                                                      83,760,000            83,894,000               73,116,000
                                                                 ------------------     -----------------        ----------------

    Income from operations                                             6,850,000             6,206,000                5,233,000

Other (Income) Expenses:
    Interest expense                                                  (2,586,000)           (2,953,000)              (3,067,000)
    Gain (loss) on disposal of assets                                   (212,000)              238,000               (1,281,000)
    Other income (expenses), net                                         323,000              (576,000)                (165,000)
                                                                 ------------------     -----------------        ----------------
                                                                      (2,475,000)           (3,291,000)              (4,513,000)
                                                                 ------------------     -----------------        ----------------

    Net income before income taxes                                     4,375,000             2,915,000                  720,000

Provision for Income Taxes:                                                   --               515,000                  304,000
     Current provision for income taxesProvision for income taxes

    Adjustment of deferred income taxes
      resulting from a change in tax status                                   --            11,171,000                       --
                                                                 ------------------     -----------------        ----------------

    Net income                                                      $  4,375,000          $ 13,571,000             $    416,000
                                                                 ==================     =================        ================

Basic and diluted income per membership unit                        $      4,375          $     13,571             $        416
                                                                 ------------------     -----------------        ----------------

Basic and diluted weighted average number of
    Membership units outstanding                                           1,000                 1,000                    1,000
                                                                 ------------------     -----------------        ----------------








                       See notes to financial statements.

                           TOTAL LOGISTIC CONTROL, LLC
                          STATEMENTS OF MEMBER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                                Membership             Member's
                                                                                   Units                Equity
                                                                             ------------------  ---------------------


BALANCE, DECEMBER 31, 1996                                                           1,000             $31,594,000
    Net income                                                                          --              13,571,000
    Distribution to Christiana for promissory note retirement                           --              (2,326,000)
                                                                             ------------------  ---------------------
BALANCE, DECEMBER 31, 1997                                                           1,000              42,839,000

    Net income                                                                          --               4,375,000
    Distribution to Christiana for income taxes                                         --              (1,757,000)
    Distribution to Christiana related to Merger Agreement (Note H)                     --             (10,000,000)
                                                                             ------------------  ---------------------
BALANCE, DECEMBER 31, 1998                                                           1,000             $35,457,000
                                                                             ==================  =====================












                       See notes to financial statements.

                           TOTAL LOGISTIC CONTROL, LLC
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                     1998                  1997                1996
                                                                            -------------------   -------------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                                    $  4,375,000        $ 13,571,000        $    416,000
Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
    Depreciation and amortization                                                6,254,000           6,753,000           6,690,000
    (Gain) loss on disposal of assets                                              212,000            (238,000)          1,281,000
    Deferred income tax provision                                                       --             (46,000)             52,000
    Adjustment of deferred income taxes resulting
       from a change in tax status                                                      --         (11,171,000)                 --
                                                                           ------------------  ------------------   ----------------
Changes in Assets and Liabilities:
    (Increase) decrease in accounts receivable                                    (717,000)             74,000             856,000
    (Increase) decrease in inventories                                          (1,643,000)           (345,000)            631,000
    (Increase) decrease in prepaids and others assets                              (67,000)            681,000           1,194,000
    Increase (decrease) in accounts payable and accrued liabilities              2,746,000           2,312,000          (1,272,000)
                                                                           -----------------  ------------------   -----------------
       Net cash provided by operating activities                                11,160,000          11,591,000           9,848,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                    (2,845,000)         (2,602,000)        (14,406,000)
    Proceeds from sale of fixed assets                                             801,000             950,000             645,000
                                                                           -----------------  ------------------   -----------------
       Net cash used in investing activities                                    (2,044,000)         (1,652,000)        (13,761,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings (payments) on line of credit, net                                        --          (1,735,000)            (44,000)
    Proceeds from issuance of long-term debt                                    10,000,000                  --           6,176,000
    Payment of amounts due to Christiana                                                              (295,000)                 --
    Payment of long-term debt                                                   (7,738,000)         (5,703,000)         (2,157,000)
    Distribution to Christiana for promissory note retirement                           --          (2,326,000)                 --
    Distribution to Christiana for income taxes                                 (1,757,000)                 --                  --
    Distribution to Christiana related to merger agreement                     (10,000,000)                 --                  --
                                                                           -----------------  ------------------   -----------------
       Net cash provided by (used in) financing activities                      (9,495,000)        (10,059,000)          3,975,000

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                              (379,000)           (120,000)             62,000

BEGINNING CASH AND CASH EQUIVALENTS, JANUARY 1                                     388,000             508,000             446,000
                                                                           -----------------  ------------------   -----------------
ENDING CASH AND CASH EQUIVALENTS, DECEMBER 31                                 $      9,000        $    388,000        $    508,000
                                                                           =================  ==================   =================

Supplemental Disclosures of Cash Flow Information
    Interest paid                                                             $  2,915,000        $  3,065,000        $  3,279,000
    Amounts paid to Parent for income taxes                                   $  1,757,000        $    300,000        $    279,000





                       See notes to financial statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To the Members of Total Logistic Control, LLC:


         We have audited the accompanying balance sheets of Total Logistic Control, LLC (a Delaware limited liability company and wholly owned subsidiary of Christiana Companies, Inc.) as of December 31, 1998 and 1997, and the related statements of income, member's equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Total Logistic Control, LLC as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                            ARTHUR ANDERSEN LLP





Milwaukee, Wisconsin
February 19, 1999

                          NOTES TO FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    DESCRIPTION OF BUSINESS: Total Logistic Control, LLC ("TLC") is a wholly owned subsidiary of Christiana Companies, Inc. ("Christiana"). TLC was formed on June 30, 1997 as a result of the combination of Wiscold, Inc. ("Wiscold") and Total Logistic Control, Inc. ("Total Logistic"), both former wholly owned subsidiaries of Christiana. The accompanying financial statements have been restated to reflect this combination for all periods presented. The December 31, 1998 and 1997 balance sheets reflect the consolidated results of TLC. The statements of earnings, member's equity and cash flows for the year ended December 31, 1998 and for the period from July 1, 1997 through December 31, 1997 reflect the consolidated results of TLC. The statements of earnings, equity and cash flows for the period from January 1, 1997 through June 30, 1997 and for the year ended December 31, 1996 reflect the combined operations of Wiscold and Total Logistic. All material intercompany transactions have been eliminated. TLC operates in two industry segments (i) refrigerated and non-refrigerated warehousing, and (ii) integrated third-party logistics services including freight management, distribution and transportation services.

    REVENUE RECOGNITION: Transportation revenue is recognized when the goods are delivered to the customer. Warehousing revenue is recognized as services are provided. Costs and related expenses are recorded as incurred.

    USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    ACCOUNTS RECEIVABLE: Accounts receivable are presented net of an allowance for uncollectable accounts of $200,000 and $310,000 at December 31, 1998 and 1997, respectively. The provision for bad debts was $145,000, $106,000 and $248,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

    INVENTORIES: Inventories consist of transportation equipment, repair parts and commodities held for distribution under an exclusive logistic contract. These items are carried at their lower of FIFO (first-in, first-out) cost or market value. As of December 31, 1998 and 1997, inventories are comprised of the following:

                                               1998                1997
                                         -----------------    ----------------

Transportation repair parts                 $  137,000             $212,000
Commodities and other                        2,209,000              491,000
                                         -----------------    ----------------
                                            $2,346,000             $703,000
                                         =================    ================



    FIXED ASSETS: Fixed assets are carried at cost less accumulated depreciation, which is computed using both straight-line and accelerated methods for financial reporting purposes. The cost of major renewals and improvements are capitalized; repair and maintenance costs are expensed as incurred. Tires related to new equipment are included in the capitalized equipment cost and depreciated using the same methods as equipment. Replacement tires are expensed when placed in service. A summary of the cost of fixed assets, accumulated depreciation and the estimated useful lives for financial reporting purposes is as follows:




                                                            AT DECEMBER 31,
                                              --------------------------------------------         ESTIMATED
                                                     1998                    1997                USEFUL LIVES
                                              --------------------    --------------------    --------------------
Land                                               $ 3,330,000             $ 3,330,000                      --
Machinery and equipment                             54,838,000              56,183,000               5-7 years
Buildings and improvements                          41,047,000              41,570,000             30-32 years
Construction in progress                             1,038,000                 494,000
                                              --------------------    --------------------
                                                   100,253,000             101,577,000
Less:  Accumulated depreciation                    (31,257,000)            (28,316,000)
                                              ====================    ====================
                                                   $68,996,000             $73,261,000
                                              ====================    ====================


    GOODWILL: Goodwill is amortized on a straight-line basis over 40 years ($157,000 in 1998, 1997 and 1996). The accumulated amortization at December 31, 1998 and 1997 was $758,000 and $601,000, respectively. TLC continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, TLC uses an estimate of the undiscounted cash flows over the remaining life of the goodwill to measure whether the goodwill is impaired. If impaired, a loss is recognized for the amount by which the carrying value exceeds the fair value.

    CASH AND CASH EQUIVALENTS: TLC considers all highly liquid investments with original maturities of less than ninety days to be cash equivalents.

    INCOME PER MEMBERSHIP UNIT: Basic and Diluted Income per Membership Unit have been restated in accordance with SFAS 128, "Earnings per Share" and have been computed based on the weighted number of units as if the units had been outstanding for all periods presented. As TLC does not have dilutive financial instruments, basic and diluted income per membership unit are the same for all periods presented.

    LONG-LIVED ASSETS: During 1997, TLC adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of." Adoption of this standard did not have an impact on TLC's financial position or results of operations. TLC continually evaluates whether events and circumstances have occurred that may indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, TLC uses an estimate of the undiscounted cash flows over the remaining life of the long-lived assets to measure whether the long-lived assets are impaired. If impaired, a loss is recognized for the amount by which the carrying value exceeds the fair value.

B. RELATED PARTY TRANSACTIONS:

    As of December 31, 1998 and 1997, TLC had amounts due to Christiana of $3,000,000 which represented a note payable to Christiana that bears interest at a rate of 8.0% per annum. Related party interest expense was $240,000 for 1998, 1997 and 1996. Prior to the combination of Wiscold and Total Logistic, Total Logistic charged Christiana a management fee related to certain administrative services rendered by TLC on behalf of Christiana. The amount of this management fee was $120,000 and $240,000 for 1997 and 1996, respectively, and is reflected as a reduction to selling, general and administrative expenses in the statement of earnings. The amount of services rendered by Christiana on behalf of TLC for 1998, 1997 and 1996 is not material.

    During 1997, TLC made a payment on behalf of Christiana to retire a promissory note and accrued interest thereon in the amount of $2,326,000. TLC also repaid $295,000 of debt to Christiana during 1997. TLC is required to make distributions to Christiana for current taxes payable attributable to TLC's income. During 1998, TLC recorded distributions to Christiana for income taxes of $1,757,000. Also during 1998, TLC made a distribution to Christiana of $10,000,000 to fund Christiana's purchase of additional shares of Wheatherford International, Inc. in accordance with a Merger Agreement (Note H). These distributions to Christiana are reflected as reductions to Member's Equity in 1998 and 1997 as applicable.

C. INDEBTEDNESS:

    The following is a summary of indebtedness as of December 31:



                                                             1998                   1997
                                                       ------------------    -------------------

Revolving credit agreement                                 $35,198,000           $29,573,000
Notes payable                                                  163,000             3,525,000
Subordinated Note                                            1,764,000             1,764,000
                                                       ------------------    -------------------
                                                            37,125,000            34,862,000
Less:  Current portion of long-term debt                    (1,848,000)           (1,245,000)
                                                       ==================    ===================
Long-term debt                                             $35,277,000           $33,617,000
                                                       ==================    ===================


    TLC has a revolving credit agreement that provides for borrowings at December 31, 1998 of up to $70,000,000. Borrowings under this agreement mature on November 2, 2003 and bear interest, payable monthly at either LIBOR plus 100 basis points, or a floating rate at the bank's prime rate (6.9% at December 31, 1998) and are secured by substantially all of TLC's assets. The interest rate will vary over the term of the credit agreement pursuant to a pricing grid based on the ratio of funded debt to EBITDA, as defined. The revolving credit agreement requires, among other things, that defined levels of net worth and debt service coverage be maintained and restricts certain activities including limitation on new indebtedness and the disposition of assets. As of December 31, 1998, TLC was in compliance with all covenants. No compensating balances are required under the terms of this credit facility.

    TLC's subordinated note, due January 2, 1999, bears interest at 8% and is guaranteed by Christiana.

    As of December 31, 1998, the future maturities of consolidated indebtedness are as follows:

                    1999                            $ 1,848,000
                    2000                                 77,000
                    2001                                     --
                    2002                                     --
                    2003                             35,200,000


    The weighted average interest rate paid on short-term borrowings was 7.69% and 7.65% for 1998 and 1997, respectively. The carrying value of TLC's debt approximates fair value. The carrying amount of TLC's floating rate debt was assumed to approximate its fair value. The fair value of TLC's fixed-rate, long-term notes payable was based on the market value of debt with similar maturities and interest rates. The fixed-rate subordinated note that was given to a former owner of TLC was negotiated in the overall context of the acquisition. TLC believes it is impracticable to obtain the current fair value of this note because of the excessive costs that would have to be incurred to obtain this information.

D. INCOME TAXES:

    Prior to July 1, 1997, TLC was included in the consolidated income tax return of Christiana. The amounts reflected in the financial statements are as if TLC was filing on a stand-alone basis. Income taxes paid as shown in the statement of cash flows represents combined cash payments made to Christiana by TLC.

    Effective June 30, 1997, TLC converted from a C-Corporation to a Limited Liability Company. For purposes of taxation, all earnings of TLC are passed through to its members and taxed at the member level. As TLC was no longer a taxable entity as of June 30, 1997, all deferred taxes of TLC were removed from the balance sheet. The removal of these deferred taxes due to TLC's change in tax status resulted in an increase to earnings of $11,171,000 during fiscal 1997. The $515,000 and $304,000 provision for income taxes for 1997 and 1996, respectively, represents the combined Federal and state income tax provision for the periods during which TLC was a C-Corporation.

    A summary of TLC's provision for income taxes is as follows:


                                               YEAR ENDED DECEMBER 31,
                                       -------------------------------------
                                            1997                 1996
                                       ----------------    -----------------
               Current:
                 Federal                     $487,000             $219,000
                 State                         74,000               33,000
               Deferred                       (46,000)              52,000
                                       ================    =================
                                             $515,000             $304,000
                                       ================    =================


    In the event that TLC was a taxable entity, a net deferred tax liability of $11,477,000 and $11,523,000 as of December 31, 1998 and 1997 would have been recorded on the balance sheet. The components are as follows:


                                                                      AT DECEMBER 31,
                                                        --------------------------------------------
                                                               1998                    1997
                                                        --------------------    --------------------
           Deferred tax assets:
             Accrued expenses                           $       1,035,000       $         853,000
             Book over tax amortization                           478,000                 595,000
                                                        --------------------    --------------------

                     Total deferred tax assets          $       1,513,000       $       1,448,000
                                                        ====================    ====================
           Deferred tax liabilities:
             Tax over book depreciation                 $      12,990,000       $      12,971,000
                                                        ====================    ====================
                     Total deferred tax liabilities     $      12,990,000       $      12,971,000
                                                        ====================    ====================


    A reconciliation of the statutory Federal income tax rate to TLC's effective tax rate for the six months ended June 30, 1997 and for the year ended December 31, 1996, is as follows:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                      ----------------------------------
                                                                                          1997               1996
                                                                                      -------------    -----------------

                  Statutory Federal income tax rate                                        34%              34%
                  Increase in taxes resulting from  State income tax, net                   4                4
                  Other, net                                                                4                4
                                                                                      =============    =================
                                                                                           42%              42%
                                                                                      =============    =================


E. EMPLOYEE BENEFIT PLANS:

    Prior to the combination of Wiscold and Total Logistic Control, TLC had two 401(k) plans covering substantially all employees. Upon formation of TLC these plans were merged to form one continuing plan. The expense incurred by TLC related to these plans is not material. TLC does not provide post employment medical or insurance benefits.

F. COMMITMENTS:

    TLC has operating leases for warehousing and office facilities along with certain transportation equipment. Rental expense under these leases was $6,017,000, $6,965,000 and $6,483,000 in 1998, 1997 and 1996, respectively. At
December 31, 1998, future minimum lease payments under these operating leases are as follows:

                                    1999                    $4,563,000
                                    2000                     4,531,000
                                    2001                     3,822,000
                                    2002                     2,851,000
                                    2003                     2,016,000
                                  Thereafter                 9,308,000


G. ACCOUNTING PRONOUNCEMENTS:

         During 1998, TLC adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other non-member changes in equity. TLC does not have any other comprehensive income items. Accordingly, comprehensive income and net income are the same for all periods presented.

         During 1998, the Financial Accountings Standards Board released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. As TLC does not use derivatives nor engage in hedging activities, this statement will not have an impact on TLC's financial position. Adoption of this statement is required by TLC beginning on January 1, 2000.

H. WEATHERFORD INTERNATIONAL, INC. MERGER AGREEMENT:

         On December 12, 1997, Christiana entered in an agreement with Weatherford International, Inc. ("Weatherford") whereby Weatherford would purchase all of the outstanding shares of Christiana. The terms of the merger provided that each Christiana common share would be converted into (i) .7453 shares of Weatherford International, Inc. common stock, (ii) cash in the approximate amount of $4.00, depending upon the balance of certain assets and liabilities at the time of closing and (iii) a contingent cash payment of approximately $1.92 after 5 years, subject to the incurrence of any indemnity claims by Weatherford during this period.

    On August 17, 1998, the shareholders of both Weatherford and Christiana overwhelmingly approved the Merger agreement and sale of TLC to C2, Inc. However, due to a decline in the value of Weatherford's common stock price, the merger transaction was postponed until the conditions were met for Christiana's shareholders to not recognize any taxable gain or loss on their exchange of Christiana shares for Weatherford common stock in the merger. To meet this requirement, Weatherford's stock price was to be approximately $30.00 per share.

    On October 14, 1998, Weatherford and Christiana amended the merger agreement in order to complete the merger on a partially tax-free basis. The revised merger agreement eliminated the requirement for a contingent cash payment after five years. This cash payment was instead used by Christiana to purchase additional Weatherford common stock in the open market. Additionally, Christiana agreed to spend up to $5 million of available cash to purchase additional shares of Weatherford stock, if necessary. The share price of Weatherford stock needed to consummate the merger was reduced from $30 to approximately $13 per share.

    By its terms, the Merger Agreement was consummated on February 8, 1999. At or prior to the completion of the merger:

    (1) TLC declared and paid a $20,000,000 dividend to Christiana. $10,000,000 was declared and paid during 1998 while the remaining $10,000,000 was declared and paid during 1999, prior to the merger.

    (2) C2, Inc. purchased 666.667 Membership Units, representing a 66.7% ownership of TLC to Christiana for $10,667,000.

    (3) TLC agreed to indemnify Christiana for certain liabilities of Christiana.

I. SEGMENT INFORMATION:

    TLC divides its operations into two primary segments - warehousing services and logistic services. These segments are determined based upon the primary service lines provided to customers by TLC. However, TLC provides multiple services from both segments to many customers.

    TLC's warehousing segment operates twelve distribution warehouses consisting of seven refrigerated and five non-refrigerated. These distribution centers offer storage, order selection, assembly and repackaging services in addition to inventory management services. In addition, TLC's refrigerated warehousing operations offer temperature sensitive storage, blast freezing and individual quick freeze (IQF) and packaging services.

    TLC's logistic segment offers transportation and logistics management services in addition to international transportation and foodservice distribution services. These services are provided using both owned company equipment and carrier management services utilizing third party owned equipment.

    The accounting policies used by TLC's business segments are the same accounting policies used in the preparation of the TLC financial statements. Segment profit for 1998 is revenues less direct and allocable operating expenses. Segment profit for 1997 and 1996 reflects only the segment gross margin as TLC did not specifically allocate selling, general and administrative expenses to its warehousing and logistic segments during these years. Corporate items include interest expense, interest income, amortization expense, other income/expense and income taxes. Corporate items for 1997 and 1996 also include all selling, general and administrative expenses. Beginning in 1998, all corporate depreciation and amortization has been included as a component of warehousing and logistic segment profit. Corporate assets are principally cash and cash equivalents, goodwill, prepaid items and certain nonoperating fixed assets. Corporate capital expenditures consist primarily of computer equipment and software and other nonoperating fixed assets.

    Financial information by business segment is as follows:


                                          Warehousing              Logistic
                                            Services               Services                Corporate                Total
                                        -----------------      ------------------      ------------------      -----------------
1998
Revenues                                     $38,099,000            $52,511,000        $              --           $90,610,000
Segment profit                                 4,609,000              2,241,000              (2,475,000)             4,375,000
Total assets                                  68,644,000             10,723,000               7,694,000             87,061,000
Capital expenditures                           1,888,000                296,000                 661,000              2,845,000
Depreciation and amortization                  5,107,000              1,147,000                      --              6,254,000

1997
Revenues                                     $38,395,000            $51,705,000        $              --           $90,100,000
Segment profit                                 9,414,000  (1)         4,318,000   (1)          (161,000)  (2)       13,571,000
Total assets                                  71,927,000             10,424,000               7,083,000             89,434,000
Capital expenditures                           2,146,000                102,000                 354,000              2,602,000
Depreciation and amortization                  4,998,000              1,216,000                 539,000              6,753,000

1996
Revenues                                     $44,274,000            $34,075,000        $              --           $78,349,000
Segment profit                                 8,273,000  (1)         3,897,000   (1)       (11,754,000)  (2)          416,000
Total assets                                  76,087,000             10,899,000               7,838,000             94,824,000
Capital expenditures                          13,106,000                994,000                 306,000             14,406,000
Depreciation and amortization                  4,652,000              1,578,000                 460,000              6,690,000


(1) Segment profit in 1997 and 1996 does not include an allocation for selling, general and administrative expenses.

(2) Corporate segment profit for 1997 and 1996 includes selling, general and administrative expenses of TLC's warehousing and logistic segments. Included in Corporate segment profit during 1997 is the $11,171,000 adjustment of deferred income taxes related to TLC's change in tax status.

TOTAL LOGISTIC CONTROL, LLC
QUARTERLY FINANCIAL INFORMATION (1)
(unaudited)


                                                                QUARTER ENDED
                                   ------------------------------------------------------------------------
                                         MARCH             JUNE           SEPTEMBER          DECEMBER            TOTAL
                                   ------------------------------------------------------------------------------------------
1998


Revenues                                $21,865,000      $21,600,000      $22,370,000        $24,775,000       $90,610,000

Earnings From Operations                  1,437,000        1,784,000        1,764,000          1,865,000         6,850,000
Earnings Before Taxes                       740,000        1,297,000        1,086,000          1,252,000         4,375,000
Net Earnings                                740,000        1,297,000        1,086,000          1,252,000         4,375,000
Basic and Diluted Earnings Per
 Membership Unit                                740             1,297           1,086              1,252             4,375

1997

Revenues                                $22,450,000      $20,936,000      $23,047,000        $23,667,000       $90,100,000

Earnings From Operations                  1,307,000        1,291,000        1,847,000          1,761,000         6,206,000
Earnings Before Taxes                       735,000          356,000          923,000            901,000         2,915,000
Net Earnings                                450,000       11,297,000          923,000            901,000        13,571,000
Basic and Diluted Earnings Per
  Membership Unit                               450           11,297              923                901            13,571



FIVE YEAR FINANCIAL INFORMATION (1)


                                                                              YEAR ENDED DECEMBER 31
                                         -----------------------------------------------------------------------------------------
                                              1998              1997              1996             1995              1994
                                        -----------------------------------------------------------------------------------------

Revenues                                     $90,610,000       $90,100,000      $78,349,000      $74,266,000        $68,110,000

Net Earnings                                   4,375,000        13,571,000          416,000        1,966,000          2,426,000

Basic Earnings Per Membership Unit                 4,375            13,571              416            1,966              2,426

Total Assets                                  87,061,000        89,434,000       94,823,000       91,651,000         90,018,000

Long-Term Liabilities                         38,607,000        36,967,000       58,037,000       58,281,000         55,615,000

Shareholders' Equity                          35,457,000        42,839,000       36,786,000       36,370,000         31,831,000



(1) The unaudited quarterly data for 1998 and 1997 and the five year financial information reflect the historical financial information of TLC. This information is being presented for purposes of additional analysis as if C2 and TLC were a combined entity for all periods presented.

C2, INC.
CORPORATE INFORMATION

DIRECTORS

WILIAM T. DONOVAN, Chairman of the Board and                       SHELDON B. LUBAR, Chairman , Lubar & Co.
Chief Financial Officer                                               Incorporated

NICHOLAS F. BRADY, Chairman of Darby                               ALBERT O. NICHOLAS, President of Nicholas
   Advisors, Inc.                                                     Company, Inc.

DAVID J. LUBAR, President



OFFICERS

WILLIAM T. DONOVAN, Chairman of the Board and                      BETTY J. WHITE, Treasurer, Controller and
Chief Financial Officer                                                Assistant Secretary

DAVID J. LUBAR, President                                          DAVID E. BECKWITH, Secretary

OYVIND SOLVANG, Vice President

TRANSFER AGENT AND REGISTRAR                                       EXCHANGE LISTING

Firstar Trust Company                                              C2, Inc.  common  stock is listed on the NASDAQ
P.O. Box 2077                                                      (Symbol CTOO).
Milwaukee, Wisconsin   53201

CORPORATE HEADQUARTERS

700 North Water Street
Suite 1200
Milwaukee, WI 53202
Telephone:  (414) 291-9000
Facsimile:    (414) 291-9061

                                    C2, INC.



                                    EXHIBITS


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K


                       FISCAL YEAR ENDED DECEMBER 31, 1998

                                INDEX TO EXHIBITS

       EXHIBIT NO.                   BRIEF DESCRIPTION OF EXHIBIT



              2 Purchase Agreement dated as of December 22, 1997, as amended by subsidiary Weatherford International, Inc., TLC, Christiana Companies, Inc. and the Company [Incorporated by referenced to Annex A of the C2, Inc. Prospectus filed as part of Company's Form S-1 Registration Statement (Reg. No. 333-460270)].

             3A             Company's   Amended  and  Restated   Articles  of
                            Incorporation.   [Incorporated  by referenced to
                            Exhibit 3.1 to Company's Form S-1 Registration Statement (Reg. No. 333-46027)].

             10 Purchase agreement dated as of December 22, 1997, as amended by subsidiary Weatherford International, Inc., TLC, Christiana Companies, Inc. and the Company [Incorporated by referenced to Annex A of the C2, Inc. Prospectus filed as part of Company's Form S-1 Registration Statement (Reg. No. 333-46027)].

             3B             Company's  Amended and Restated  Bylaws.
                            [Incorporated by reference to Exhibit 3.2 to Company's Form S-1 Registration Statement (Reg. No. 333-46027)].

             21             Company's Subsidiaries.

             27             Financial Data Schedule.