Form 10-Q
period 1999-03-31
C2 INC
filed 1999-05-17
CIK 1052102

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                 X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1999

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                     For the transition period from         to
                                                    -------    ---------

                        Commission File Number 001-14171

                                    C2, INC.

--------------------------------------------------------------------------------


             (Exact name of registrant as specified in its charter.)


         Wisconsin                                          39-1915787
 (State of  Incorporation)                   (IRS Employer Identification No.)

700 N. Water Street, Suite 1200, Milwaukee, Wisconsin              53202
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code    (414)  291-9000
                                                      ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                    No
              ---                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value                      5,202,664
----------------------------             ---------------------------------
       (Class)                           (Outstanding at May 14, 1999.)

Page 1 of 13 total pages                No exhibits are filed with this report.

PART I - FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS
                            C2, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                             (UNAUDITED)             (AUDITED)
                                                                              MARCH 31,            DECEMBER 31,
                                                                                 1999                  1998
                                                                          -------------------    ------------------
ASSETS:
Current Assets:
    Cash and cash equivalents                                                 $    6,085,000        $         9,000
    Accounts receivable, net                                                      12,061,000              9,411,000
    Inventories                                                                    6,279,000              2,346,000
    Prepaids and other                                                             1,005,000                 85,000
                                                                          ------------------     ------------------
       Total Current Assets                                                       25,430,000             11,851,000
                                                                          ------------------     ------------------

Long-Term Assets:
    Fixed assets, net                                                             74,255,000             68,996,000
    Goodwill                                                                      18,009,000              5,357,000
    Other assets                                                                   1,761,000                857,000
                                                                          ------------------     ------------------
       Total Long-Term Assets                                                     94,025,000             75,210,000
                                                                          ------------------     ------------------
                                                                                $119,455,000            $87,061,000
                                                                          ==================     ==================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
    Accounts payable                                                           $   7,665,000          $   6,519,000
    Accrued liabilities                                                            8,644,000              4,630,000
    Current portion of long-term debt                                                245,000              1,848,000
                                                                          ------------------     ------------------
       Total Current Liabilities                                                  16,554,000             12,997,000
                                                                          ------------------     ------------------

Due to Christiana Companies, Inc.                                                         --              3,000,000

Long-Term Liabilities:
    Long-term debt                                                                71,194,000             35,277,000
    Other liabilities                                                                     --                330,000
                                                                          ------------------     ------------------
       Total Long-Term Liabilities                                                71,194,000             38,607,000
                                                                          ------------------     ------------------
       Total Liabilities                                                          87,748,000             51,604,000
                                                                          ------------------     ------------------
Minority Shareholders' Interests                                                   7,318,000                     --

Shareholders' Equity:
    Preferred stock, par value $.01 per share,                                            --                     --
       10,000 shares authorized, none issued or outstanding
    Common stock, par value $.01 per share;
       50,000 shares authorized, 5,202,664 issued and
       outstanding                                                                    52,000                     --
    Additional paid-in capital                                                    20,358,000                     --
    Members equity                                                                        --             35,457,000
    Retained earnings                                                              3,979,000                     --
                                                                          ------------------     ------------------
       Total Shareholders' Equity                                                 24,389,000             35,457,000
                                                                          ------------------     ------------------
                                                                                $119,455,000            $87,061,000
                                                                          ==================     ==================


                See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                               -----------------------------------------
                                                                      1999                  1998
                                                               -------------------    ------------------
Revenues:
    Logistic revenues                                               $23,747,000            $21,865,000
    Product sales                                                     2,127,000                     --
                                                               -------------------    ------------------
                                                                     25,874,000             21,865,000
                                                               -------------------    ------------------

Costs and Expenses:
    Logistic expenses                                                19,073,000             16,991,000
    Cost of product sales                                             1,744,000                     --
    Depreciation and amortization                                     1,749,000              1,808,000
    Selling, general and administrative                               2,334,000              1,629,000
                                                               -------------------    ------------------
                                                                     24,900,000             20,428,000
                                                               -------------------    ------------------

Earnings from Operations                                                974,000              1,437,000

Other Income (Expense):
    Interest expense, net                                              (827,000)              (705,000)
    Merger-related expense                                             (326,000)                    --
    Other income (expense)                                                   --                  8,000
    Minority interest                                                   (10,000)                    --
                                                               ------------------- -- ------------------
                                                                     (1,163,000)              (697,000)
                                                               -------------------    ------------------

Earnings before income taxes                                           (189,000)               740,000

Income tax provision                                                    (11,000)                    --
                                                               -------------------    ------------------

Net Earnings (Loss)                                             $      (178,000)         $     740,000
                                                               ===================    ==================

Basic Earnings (Loss) per Share                                          ($0.03)                 $0.14
                                                               ===================    ==================

Diluted Net Earnings (Loss) per Share                                    ($0.03)                 $0.14
                                                               ===================    ==================

Average number of shares outstanding                                  5,202,664              5,202,664
                                                               ===================    ==================



                See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                          ADDITIONAL
                                                                            PAID-IN         RETAINED        MEMBER'S
                                              SHARES        AMOUNT          CAPITAL         EARNINGS         EQUITY        TOTAL
                                             --------------------------------------------------------------------------------------
Balance, December 31, 1998                            --   $     --    $        --       $        --     $35,457,000    $35,457,000

Distribution to Christiana Companies, Inc.            --         --             --                --     (13,312,000)   (13,312,000)

Sale of common stock                           5,202,664     52,000     20,358,000                --              --     20,410,000

Adjustments related to the                            --         --             --         4,157,000     (22,145,000)   (17,988,000)
acquisition of Total Logistic Control

Net (loss) for the three months
    ended March 31, 1999  (unaudited)                 --         --             --          (178,000)             --       (178,000)
                                             --------------------------------------------------------------------------------------

Balance, March 31, 1999                        5,202,664   $ 52,000    $20,358,000        $3,979,000     $        --    $24,389,000
                                             ======================================================================================













                See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                    THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                       ---------------------------------------------
                                                                                               1999                     1998
                                                                                       ----------------------   --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                                                       $(178,000)              $  740,000
       Adjustments to reconcile net earnings to net
       cash (used in) provided by operating activities:
          Depreciation and amortization                                                       1,749,000                1,808,000
          (Loss) on sale of fixed assets                                                        (12,000)                      --
          Minority interest in consolidated income of subsidiaries                               10,000                       --
       Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                                           (943,000)               1,110,000
          (Increase) in other assets                                                         (1,407,000)                (721,000)
          (Decrease) in accounts payable and accrued liabilities                               (134,000)                (455,000)
                                                                                       ----------------------   --------------------

Net cash (used in) provided by operating activities                                            (915,000)               2,482,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                                 (1,985,000)                (402,000)
    Proceeds from sale of assets                                                                 34,000                  207,000
    Businesses acquired, net of cash received                                               (13,089,000)                      --
                                                                                       ----------------------   --------------------

Net cash (used in) investing activities                                                     (15,040,000)                (195,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of stock                                                          20,410,000                       --
    Net borrowings on credit lines                                                            1,939,000                  159,000
    Net (payments) borrowings on notes and loans payable                                     12,994,000               (2,450,000)
    Distributions to Christiana Companies, Inc.                                             (13,312,000)                      --
                                                                                       ----------------------   --------------------

Net cash provided by (used in) financing activities                                          22,031,000               (2,291,000)

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                                          6,076,000                   (4,000)

BEGINNING CASH AND CASH EQUIVALENTS, January 1                                                    9,000                  388,000
                                                                                       ----------------------   --------------------

ENDING CASH AND CASH EQUIVALENTS, March 31                                                 $  6,085,000             $    384,000
                                                                                       ======================   ====================

Supplemental disclosures of cash flow information:
    Interest paid                                                                              $755,000                 $596,000
    Income taxes paid                                                                           $73,000                 $292,000



                See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1 -- ACCOUNTING POLICIES

The accompanying unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods presented and should be read in conjunction with the Company's 1998 Annual Report on Form 10-K.

NOTE 2 -- INITIAL PUBLIC OFFERING AND ACQUISITION OF TOTAL LOGISTIC CONTROL, LLC

On March 4, 1999, C2, Inc. common shares were issued to subscribers contemporaneous with the distribution of the cash merger consideration attributable to the Christiana Companies, Inc. (formerly NYSE:CST) and Weatherford International, Inc. (NYSE:WFT) transaction which closed on February 8, 1999. The stock offering was fully subscribed and 5,202,664 shares were issued at $4.00 per share. Total proceeds to the Company were $20,410,000, net of offering costs of $400,000.

Also in conjunction with the above-mentioned merger, C2, Inc. acquired a two-thirds interest in Total Logistic Control, LLC ("TLC") for $10,667,000. TLC provides integrated third party logistic services which include refrigerated and non-refrigerated warehousing, transportation, transportation management, food distribution, international freight forwarding and packaging.

NOTE 3 -- ACQUISITION OF ZERO ZONE, INC.

On March 12, 1999, C2, Inc. purchased 70.6% of the common stock of Zero Zone, Inc. ("Zero Zone") in connection with a $19,500,000 recapitalization plan. C2, Inc. invested $3,000,000 in common stock and $1,500,000 in capital notes.

Zero Zone, headquartered in North Prairie, Wisconsin, manufactures frozen and refrigerated reach-in display cases used by grocery, convenience and drug store chains for retail manufacturing of food, beverage and floral products.

NOTE 4 -- PRO FORMA RESULTS

C2, Inc. was organized to acquire 66.7% of Total Logistic Control, LLC in connection with a merger transaction between Christiana Companies, Inc. and Weatherford International, Inc. which was completed on February 8, 1999. On March 12, 1999, C2, Inc. acquired 70.6% of Zero Zone, Inc. The consolidated financial statements for the three months ended March 31, 1999 included herein reflect the results of TLC from January 1, 1999 and of Zero Zone from March 12, 1999. The consolidated financial statements for the three months ended March 31, 1998 included herein reflect only the results of TLC for this period. The following unaudited pro forma results of operations have been prepared assuming the acquisitions had occurred at the beginning of each period. This pro forma information is not necessarily indicative of results of operations that would have occurred had the acquisitions been made on those dates, or of results which may occur in the future.

                                                    PRO FORMA
                                               THREE MONTHS ENDED
                                                     MARCH 31,
                                  --------------------------------------------
                                         1999                    1998
                                  --------------------    --------------------
Net revenues                            $31,642,000            $25,171,000
                                  ====================    ====================

Earnings from operations                 $1,568,000             $1,207,000
                                  ====================    ====================

Net (loss)                                $(111,000)              $(79,000)
                                  ====================    ====================

Basic (loss) per share                       $(0.02)               $(0.02)
                                  ====================    ====================



NOTE 5 -- EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share for the quarters ended March 31, 1999 and 1998. The calculations are based on the common shares outstanding since the offering and assumes that such shares were issued and outstanding for each of the quarters ended March 31, 1999 and 1998.

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                   --------------------------------------
                                                                                         1999                 1998
                                                                                   -----------------    -----------------

Basic Earnings per Share:
    Net income available to common shareholders                                        $(178,000)            $740,000
    Average shares of common stock outstanding                                         5,202,664            5,202,664
                                                                                   -----------------    -----------------
    Basic earnings per share                                                              ($0.03)               $0.14
                                                                                   =================    =================

Diluted Earnings per Share:
    Average shares of common stock outstanding                                         5,202,664            5,202,664
    Incremental common shares applicable to common stock options                              -- *            107,710
                                                                                   -----------------    -----------------
    Average common shares assuming full dilution                                       5,202,664            5,310,374
                                                                                   -----------------    -----------------
    Diluted earnings per share                                                            ($0.03)               $0.14
                                                                                   =================    =================










* No shares are included because the impact is anti-dilutive.

ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

General Business

C2, Inc. ("C2 or the Company") was formed to facilitate the separation of Christiana Companies, Inc.'s ("Christiana") warehousing and logistics business from its holding of common stock of Weatherford International, Inc. ("Weatherford"). This separation was accomplished through the purchase by C2 of 66.7% of Christiana's operating unit, Total Logistic Control, LLC ("TLC") and the subsequent merger of a subsidiary of Weatherford with and into Christiana, whose assets then consisted of 33.3% of Total Logistic Control, LLC and 4,386,762 shares of Weatherford common stock. These transactions were completed on February 8, 1999 and on that date, Christiana ceased trading of its common stock.

C2, Inc. completed an offering of 5,202,664 shares of its common stock to the former shareholders of Christiana on March 4, 1999. The shares were priced at $4.00 per share and were fully subscribed. Total proceeds to the Company were $20,410,000, net of offerings costs of $400,000.

 On March 12, 1999, C2 purchased 70.6% of the common stock of Zero Zone, Inc., ("Zero Zone") a Wisconsin based manufacturer of frozen and refrigerated display cases in connection with a $19,500,000 recapitalization plan.

The consolidated financial statements of C2, Inc. presented herein reflect the results of operations of TLC for the full three month period ended March 31, 1999; those of C2 for the period February 8 to March 31, 1999 and those of Zero Zone for the period March 12 - 31, 1999. Because the controlling ownership of TLC is deemed to be substantially the same before and after its acquisition by C2, comparable historical financial statements present the results of operations of TLC only, without regard to minority interest or capital structure changes.

The Company is comprised of two operating companies, TLC and Zero Zone. TLC, based in Zeeland, Michigan, is a national provider of integrated third party logistic services which include refrigerated and dry warehousing, transportation, transportation management, international freight forwarding, food distribution and packaging. Operations are conducted through a network of 12 distribution warehouses of which seven are refrigerated or frozen facilities with an aggregate capacity of 34 million cubic feet. TLC also operates a transportation fleet of 190 refrigerated units.

Zero Zone, based in North Prairie, Wisconsin, manufactures refrigerated and freezer display cases used in grocery, convenience and drug store chains for retail merchandising of food, beverage and floral products.

Results of Operations

Consolidated revenues for the three months ended March 31, 1999 totaled $25,874,000 compared to $21,865,000 reflecting an increase of 18.3%. Revenues for the quarter attributable to warehousing and logistics operations of TLC grew 8.6% to $23.7 million due to increased utilization of refrigerated warehousing capacity, growth in logistic services and food distribution. Included in the first quarter's consolidated financial results are two and one half weeks of Zero Zone's operations which contributed revenues of $2.1 million. If Zero Zone's operations for the full quarter were included, its revenue contribution would have been $7.9 million.

Earnings from operations for the quarter were $974,000 compared to $1,437,000 for the same period last year. Operating earnings contributed by TLC for the quarter were $1,097,000 compared to $1,436,000 recorded in the same period last year. Overhead expenses at TLC increased approximately $300,000 quarter to quarter largely due to infrastructure investment in information systems and logistics personnel needed to support the Company's growth strategy in developing high volume logistic management services. In the quarter, TLC announced the execution of a five-year $135 million logistic services agreement with WLR Foods, Inc., a leading poultry processor based in Broadway, Virginia.

Net interest expense in the quarter was $827,000 compared to $705,000 in the same period last year. Interest expense increased primarily due to the payment of a $20 million dividend to Christiana in connection with the Christiana/Weatherford merger transaction which was funded by increased borrowings under TLC's revolving credit facility at higher rates.

Including non-recurring charges incurred by TLC related to the Christiana merger transaction of $326,000 and purchase accounting charges related to acquired finished goods inventory of Zero Zone of $198,000, the Company reported a net loss of $178,000 or $0.03 per share compared to net earnings of $740,000 or $0.14 per share for TLC in the previous year. The after tax and minority interest effect of these non-recurring charges on net earnings totaled $337,000 or $0.06 per share.

Liquidity and Capital Resources

The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, service lease commitments, maintain and improve warehouse, transportation and manufacturing facilities and equipment, and make other investments. The company is active in the acquisition, leasing or new construction of warehouse facilities, particularly refrigerated facilities. Historically, bank financing, leasing and internally generated cash have provided funding for these activities. Currently, the Company has significant subsidiary level lending relationships with four major commercial banks. At March 31, 1999, the Company had outstanding debt of $71,439,000, all of which is borrowed under various facilities with these banks.

TLC entered into a new $70 million credit agreement, dated November 2, 1998. This credit facility is secured by liens or security interests on substantially all of the assets of TLC and mortgages on its real estate. This five year revolving credit facility, by its terms, steps down on November 3 each year beginning in 1999 through November 2, 2003 by $1.25 million in 1999, $4.4 million in 2000, $5.0 million in 2001, $6.0 million in 2002, and a final maturity of $53.35 million is due on November 2, 2003. The interest rate on borrowings under this credit agreement are LIBOR or prime rate, at TLC's option, and vary pursuant to a pricing grid based on the ratio of TLC's funded debt to EBITDA, as defined in the credit agreement. At March 31, 1999 TLC had $55.1 million in outstanding borrowings under this facility with an average interest rate of LIBOR plus 155 or 6.65%.

Zero Zone entered into an $11 million, 7 year acquisition term loan facility on March 12, 1999. Amortization payments begin in May 1999 in the amount of $70,833 per month and increase to $100,000 per month in 2000, $125,000 per month in 2001 and then $155,208 per month thereafter.

Zero Zone also has a $1.4 million term loan facility to finance capital expenditures, including, but not limited to the expenditures in connection with its plant expansion and related equipment. Repayment terms are $17,000 per month beginning October 1999.

Zero Zone also has an outstanding IRB in the amount of $1,520,000. Annual payments are $245,000 until 2002 and then decline to $135,000 through 2006. The IRB is supported by a letter of credit from its commercial bank which is secured by a first mortgage on the headquarters' land and building. The all-in rate on the IRB is approximately 4.5%.

Zero Zone also has a $2 million working capital line of credit. There were no borrowings under this facility at March 31, 1999.

The acquisition term loan, working capital line and capital expenditure term loan are all secured by security interests in its accounts receivable, inventory, and equipment. The interest rate on these facilities varies based on a pricing grid based on the ratio of senior debt to EBITDA. At March 31, 1999, the rate on the acquisition debt and capital expenditure line was LIBOR plus 260 or 7.70%.

Zero Zone has unsecured senior subordinated indebtedness in the amount of $2,350,000 to former and existing shareholders. Repayment terms are $1,000,000 each on December 31, 2000 and 2001 and a final payment of $350,000 on December 31, 2002. The interest rate is 8%.

Zero Zone also has $3,000,000 of unsecured junior subordinated indebtedness to existing shareholders. Payments of $1,000,000 per year begin December 31, 2002. The interest rate is 8.5% of which 3.4% is paid in cash and 5.1% is payment-in-kind.

On March 4, 1999, C2, Inc. completed an offering of 5,202,664 shares of its common stock. The offering was fully subscribed by former Christiana Companies, Inc. shareholders in connection with the previously described merger transaction between Christiana and Weatherford. Total proceeds to the Company were $20,410,000, net of offering costs of $400,000.

As of March 31, 1999, the Company had cash and cash equivalents on hand of $6,085,000 compared to $9,000 at December 31, 1998. Cash flows used in operations for the quarter ended March 31, 1999, totaled $915,000 compared to cash flows provided of $2,482,000 in the previous period. Cash flows from operating activities reflect changes in working capital accounts and other assets for TLC for the full quarter, C2 corporate from February 8, 1999 and Zero Zone from March 12, 1999. The decline in cash flow from operating activities is primarily attributable to an increase in other assets resulting from Christiana's contribution to TLC of mortgage notes receivable and cash surrender value of officer's life insurance as well as increased accounts receivable and inventory related to TLC's expanded food distribution program and revenue growth at Zero Zone.

Cash flows used in investing activities in the quarter totaled $15,040,000 compared to $195,000 for the same period last year. The significant increased use of cash was due to the acquisition of 66.7% of TLC for $10,667,000 and the acquisition of 70.6% of Zero Zone for $3,000,000, net of cash acquired of $578,000. Higher capital expenditures was also a contributing factor. TLC invested approximately $1,700,000 during the quarter in refrigerated warehouse projects, new information technology and transportation equipment.

Cash flows from financing activities totaled $22,031,000 compared to a use of $2,291,000 for the same period last year. Major items included net proceeds of $20,410,000 from the Company's initial public offering of its common stock and increased borrowings to fund TLC's distributions to Christiana related to its merger transaction with Weatherford.

During 1998, the Company completed a comprehensive assessment of Year 2000 issues for both its financial information systems and other non-financial systems. In the opinion of management, all hardware and software that could have a significant Year 2000 impact have been identified and a remediation plan has been implemented. Year 2000 issues for financial information systems are being corrected through hardware and software upgrades. Non-financial systems, primarily telephone and security, will be repaired or replaced in order to achieve Year 2000 compliance. Based upon the Company's current projections, all Year 2000 compliant systems, both financial and non-financial, will be implemented no later than June 30, 1999 to allow for sufficient testing. As of March 31, 1999, the Company was approximately 90% complete with the installation of its Year 2000 upgrades. By the time these upgrades are completed, the Company estimates that it will have expended approximately $950,000 to resolve its Year 2000 problems.

The Company believes that its efforts are sufficient to address its Year 2000 problem. However, there can be no assurances that the Company will be successful in its efforts. Any failure to address the Year 2000 problem may have a materially adverse effect on the Company's ability to provide its transportation and warehousing services and process vital financial data. This could result in material lost revenues to the Company in amounts which are not known at this time. The Company currently has no contingency plans if its efforts to address the Year 2000 problem fail. After the Company has completed the upgrades described above, contingency plans will be developed.

The Company has solicited all of its major service providers concerning their progress in compliance with the Year 2000 problem. The Company has received responses and is not aware of the inability of any service provider to address its Year 2000 problem.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for warehousing and transportation services, new building and refurbishment programs for grocery and retail drug store industry, and future capital expenditures. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, dependence on refrigerated food production and the continuation of freezing as a preferred method of food preparation, risk related to leverage, risks related to significant new construction of refrigerated warehouses in the Company's existing markets, and ongoing capital expenditures. There can be no assurance that the Company has accurately identified and properly weighted all of the factors which affect market conditions and demand for the Company's services and products, that the information upon which the Company has relied is accurate or complete, that the Company's analyses of the market and demand for its services, particularly in third party transportation management services is correct or that the strategy based on such analyses will be successful.

PART II - OTHER INFORMATION

Item 1.   Not applicable.

Item 2.   Not applicable.

Item 3.   Not applicable.

Item 4.   Not applicable.

Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          None

SIGNATURES:

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        C2, Inc.
                                        (Registrant)






Date:   May 14, 1999                    /s/ William T. Donovan
        --------------------------      ------------------------------------
                                            William T. Donovan
                                            Chairman and Chief Financial Officer




Date:   May 14, 1999                    /s/ David J. Lubar
        --------------------------      ------------------------------------
                                            David J. Lubar
                                            President