Form 10-Q
period 1999-06-30
C2 INC
filed 1999-08-06
CIK 1052102

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

    X              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1999

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15
                     (d) OF THE SECURITIES EXCHANGE ACT OF 1934.


             For the transition period from               to
                                           ---------------  ----------------

                        Commission File Number 001-14171

                                    C2, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter.)


         Wisconsin                                       39-1915787
 (State of Incorporation)                     (IRS Employer Identification No.)


700 N. Water Street, Suite 1200, Milwaukee, Wisconsin         53202
       (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code    (414)  291-9000
                                                  -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X                    No
            ---------                  -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value                            5,202,664
----------------------------                ----------------------------------
       (Class)                               (Outstanding at August 5, 1999.)

Page 1 of 13 total pages                 No exhibits are filed with this report.

PART I - FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

                            C2, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                (UNAUDITED)      (AUDITED)
                                                                                                  JUNE 30,      DECEMBER 31,
                                                                                                    1999           1998
ASSETS:                                                                                         ------------   -------------
  Current Assets:
    Cash And Cash Equivalents                                                                   $  4,781,000   $      9,000
    Accounts receivable, net                                                                      14,188,000      9,411,000
    Inventories                                                                                    4,955,000      2,346,000
    Prepaids and other                                                                             1,001,000         85,000
                                                                                                ------------   ------------
       Total Current Assets                                                                       24,925,000     11,851,000
                                                                                                ------------   ------------

Long-Term Assets:
    Fixed assets, net                                                                             75,422,000     68,996,000
    Goodwill                                                                                      17,776,000      5,357,000
    Other assets                                                                                   1,461,000        857,000
                                                                                                ------------   ------------
       Total Long-Term Assets                                                                     94,659,000     75,210,000
                                                                                                ------------   ------------
                                                                                                $119,584,000   $ 87,061,000
                                                                                                ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
    Accounts payable                                                                            $  8,207,000   $  6,519,000
    Accrued liabilities                                                                            8,157,000      4,630,000
    Current portion of long-term debt                                                                245,000      1,848,000
                                                                                                ------------   ------------
       Total Current Liabilities                                                                  16,609,000     12,997,000
                                                                                                ------------   ------------

Due to Christiana Companies, Inc.                                                                         --      3,000,000

Long-Term Liabilities:
    Long-term debt                                                                                69,727,000     35,277,000
    Other liabilities                                                                                965,000        330,000
                                                                                                ------------   ------------
       Total Long-Term Liabilities                                                                70,692,000     35,607,000
                                                                                                ------------   ------------

       Total Liabilities                                                                          87,301,000     51,604,000
                                                                                                ------------   ------------

Minority Shareholders' Interests                                                                   7,454,000             --

Shareholders' Equity:
    Preferred stock, par value $.01 per share,                                                            --             --
     10,000,000 shares authorized, none issued or outstanding
    Common stock, par value $.01 per share;
      50,000,000 shares authorized, 5,202,664 issued and
      outstanding                                                                                     52,000             --
    Additional paid-in capital                                                                    20,358,000             --
    Members equity                                                                                        --     35,457,000
    Retained earnings                                                                              4,419,000             --
                                                                                                ------------   ------------
       Total Shareholders' Equity                                                                 24,829,000     35,457,000
                                                                                                ------------   ------------
                                                                                                $119,584,000   $ 87,061,000
                                                                                                ============   ============


                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       JUNE 30,                      JUNE 30,
                                         ------------------------------  ------------------------------
                                              1999             1998            1999            1998
                                         --------------  --------------  -------------   --------------

Revenues:
    Logistic revenues                     $ 24,389,000    $ 21,600,000    $ 48,136,000    $ 43,465,000
    Product sales                           10,618,000              --      12,746,000              --
                                          ------------    ------------    ------------    ------------
                                          $ 35,007,000    $ 21,600,000    $ 60,882,000    $ 43,465,000
                                          ------------    ------------    ------------    ------------

Costs and Expenses:
    Logistic expenses                       19,404,000      16,721,000      38,477,000      33,712,000
    Cost of product sales                    7,616,000              --       9,361,000              --
    Depreciation and amortization            1,938,000       1,547,000       3,688,000       3,355,000
    Selling, general and administrative      3,549,000       1,443,000       5,874,000       3,072,000
                                          ------------    ------------    ------------    ------------

                                            32,507,000      19,711,000      57,400,000      40,139,000
                                          ------------    ------------    ------------    ------------

Earnings from Operations                     2,500,000       1,889,000       3,482,000       3,326,000

Other Income (Expense):
    Interest expense, net                   (1,266,000)       (589,000)     (2,092,000)     (1,294,000)
    Merger-related expense                          --              --        (343,000)             --
    Other income (expense), net                (29,000)         (3,000)        (21,000)          5,000
                                          ------------    ------------    ------------    ------------
                                            (1,295,000)       (592,000)     (2,456,000)     (1,289,000)
                                          ------------    ------------    ------------    ------------

Earnings before income taxes and
    minority interest                        1,205,000       1,297,000       1,026,000       2,037,000

Income tax provision                           443,000              --         432,000              --
                                          ------------    ------------    ------------    ------------

Net earnings before minority interest          762,000       1,297,000         594,000       2,037,000

Minority interest                              322,000              --         332,000              --
                                          ------------    ------------    ------------    ------------

Net Earnings                              $    440,000    $  1,297,000    $    262,000    $  2,037,000
                                          ============    ============    ============    ============


Basic Earnings per Share                  $       0.08    $       0.25    $       0.05    $       0.39
                                          ============    ============    ============    ============

Diluted Net Earnings per Share            $       0.08    $       0.24    $       0.05    $       0.38
                                          ============    ============    ============    ============

Weighted average number of shares
outstanding                                  5,202,664       5,202,664       5,202,664       5,202,664
                                          ============    ============    ============    ============



                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                        ADDITIONAL
                                                                         PAID-IN      RETAINED      MEMBER'S
                                                    SHARES    AMOUNT     CAPITAL      EARNINGS      EQUITY          TOTAL
                                            ----------------------------------------------------------------------------------------


Balance, December 31, 1998                          --   $     --   $     --       $   --        $ 35,457,000    $ 35,457,000

Distribution to Christiana
    Companies, Inc.                                 --         --         --           --         (13,312,000)    (13,312,000)

Sale of common stock                           5,202,664     52,000   20,358,000       --              --          20,410,000

Adjustments related to the
    acquisition of                                  --         --         --       4,157,000      (22,145,000)    (17,988,000)
Total Logistic Control

Net income for the six months
    ended June 30, 1999  (unaudited)                --         --         --         262,000           --             262,000
                                            ----------------------------------------------------------------------------------------

Balance, June 30, 1999                         5,202,664   $ 52,000  $20,358,000  $4,419,000     $     --        $ 24,829,000
                                            ========================================================================================



                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                         --------------------------------------
                                                                                 1999           1998
                                                                         ------------------ -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                            $    262,000    $  2,037,000
       Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation and amortization                                        3,688,000       3,355,000
          (Gain) loss on sale of fixed assets                                    (21,000)        159,000
          Minority interest                                                      332,000              --
       Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                          (2,859,000)      1,519,000
          (Increase) in other assets                                            (314,000)       (384,000)
          Increase (decrease) in accounts payable and accrued liabilities      1,157,000        (383,000)
                                                                            ------------    ------------

Net cash provided by operating activities                                      2,245,000       6,303,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                  (4,948,000)     (1,303,000)
    Proceeds from sale of assets                                                  34,000         630,000
    Businesses acquired, net of cash received                                (13,089,000)             --
                                                                            ------------    ------------

Net cash (used in) investing activities                                      (18,003,000)       (673,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of stock                                           20,410,000              --
    Net (payments) borrowings on credit lines                                 (2,006,000)        239,000
    Net (payments) borrowings on notes and loans payable                      15,482,000      (4,737,000)
    Distribution to minority shareholders                                        (44,000)             --
    Distributions to Christiana Companies, Inc.                              (13,312,000)       (979,000)
                                                                            ------------    ------------

Net cash provided by (used in) financing activities                           20,530,000      (5,477,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      4,772,000         153,000

BEGINNING CASH AND CASH EQUIVALENTS, January 1                                     9,000         388,000
                                                                            ------------    ------------

ENDING CASH AND CASH EQUIVALENTS,  June 30                                  $  4,781,000    $    541,000
                                                                            ============    ============

Supplemental disclosures of cash flow information:
    Interest paid                                                              2,077,000       1,129,000
    Income taxes paid                                                            410,000         292,000


                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ACCOUNTING POLICIES

The accompanying unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods presented and should be read in conjunction with the Company's 1998 Annual Report on Form 10-K.

NOTE 2 -- INITIAL PUBLIC OFFERING AND ACQUISITION OF TOTAL LOGISTIC CONTROL, LLC

On March 4, 1999, C2, Inc. common shares were issued to subscribers contemporaneous with the distribution of the cash merger consideration attributable to the Christiana Companies, Inc. (formerly NYSE:CST) ("Christiana") and Weatherford International, Inc. (NYSE:WFT) ("Weatherford") transaction which closed on February 8, 1999. The stock offering was fully subscribed and 5,202,664 shares were issued at $4.00 per share. Total proceeds to the Company were $20,410,000, net of offering costs of $400,000.

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

NOTE 3 -- ACQUISITION OF ZERO ZONE, INC.

On March 12, 1999, C2, Inc. purchased 70.6 percent of the common stock of Zero Zone, Inc. ("Zero Zone") in connection with a $19,500,000 recapitalization plan. C2, Inc. invested $3,000,000 in common stock and $1,500,000 in capital notes.

Zero Zone, headquartered in North Prairie, Wisconsin, manufactures frozen and refrigerated reach-in display cases used by grocery, convenience and drug store chains for retail manufacturing of food, beverage and floral products.

NOTE 4 -- PRO FORMA RESULTS

C2, Inc. was organized to acquire 66.7 percent of Total Logistic Control, LLC in connection with a merger transaction between Christiana and Weatherford which was completed on February 8, 1999. On March 12, 1999, C2, Inc. acquired 70.6 percent of Zero Zone, Inc. The consolidated financial statements for the three months and six months ended June 30, 1999 included herein reflect the results of TLC from January 1, 1999 and of Zero Zone from March 12, 1999. Because the controlling ownership of TLC is deemed to be substantially the same before and after its acquisition by C2, comparable historical financial statements for the three and six months ended June 30, 1998 included herein present the results of operations of TLC only, without regard to minority interest or capital structure changes. The following unaudited pro forma results of operations have been prepared assuming the acquisitions had occurred on January 1, 1998. This pro forma information is not necessarily indicative of results of operations that would have occurred had the acquisitions been made on those dates, or of results which may occur in the future.



                                                                      PROFORMA                                  PROFORMA
                                                                  THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                      JUNE 30,                                   JUNE 30,
                                                          --------------------------------          --------------------------------
                                                             1999                 1998                  1999                 1998
                                                          -----------          -----------          -----------          -----------

Net revenues                                              $35,007,000          $30,273,000          $66,649,000          $55,444,000
                                                          ===========          ===========          ===========          ===========

Earnings from operations                                  $ 2,500,000          $ 2,306,000          $ 4,068,000          $ 3,513,000
                                                          ===========          ===========          ===========          ===========

Net earnings                                              $   440,000          $   375,000          $   329,000          $   296,000
                                                          ===========          ===========          ===========          ===========

Basic earnings per share                                  $      0.08          $      0.07          $      0.06          $      0.06
                                                          ===========          ===========          ===========          ===========


NOTE 5 -- EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share for the quarters and six months ended June 30, 1999 and 1998. The calculations are based on the common shares outstanding since the offering and assumes that such shares were issued and outstanding for each of the periods ended June 30, 1999 and 1998.



                                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                                JUNE 30,                           JUNE 30,
                                                                   -----------------------------------   ---------------------------
                                                                         1999              1998              1999           1998
                                                                   ----------------- -----------------   ------------    -----------
Basic Earnings per Share:
    Net earnings available to common shareholders                      $  440,000       $1,297,000       $  262,000       $2,037,000
    Average shares of common stock outstanding                          5,202,664        5,202,664        5,202,664        5,202,664
                                                                       ----------       ----------       ----------       ----------
    Basic earnings per share                                           $     0.08       $     0.25       $     0.05       $     0.39
                                                                       ==========       ==========       ==========       ==========

Diluted Earnings per Share:
    Average shares of common stock outstanding                          5,202,664        5,202,664        5,202,664        5,202,664
    Incremental common shares applicable to
          Common stock options                                            118,505          118,505          116,077          116,077
                                                                        ---------        ---------       ----------       ----------

    Average common shares assuming full dilution                        5,321,169        5,321,169        5,318,741        5,318,741
                                                                        ---------        ---------       ----------       ----------

    Diluted earnings per share                                         $     0.08       $     0.24       $     0.05       $     0.38
                                                                       ==========       ==========       ==========       ==========

ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

General Business


C2, Inc. ("C2 or the Company") was formed to facilitate the separation of Christiana Companies, Inc.'s ("Christiana") warehousing and logistics business from its holding of common stock of Weatherford International, Inc. ("Weatherford"). This separation was accomplished through the purchase by C2 of
66.7 percent of Christiana's operating unit, Total Logistic Control, LLC ("TLC") and the subsequent merger of a subsidiary of Weatherford with and into Christiana, whose assets then consisted of 33.3 percent of Total Logistic Control, LLC and 4,386,762 shares of Weatherford common stock. These transactions were completed on February 8, 1999 and on that date, Christiana ceased trading of its common stock.

C2, Inc. completed an offering of 5,202,664 shares of its common stock to the former shareholders of Christiana on March 4, 1999. The shares were priced at $4.00 per share and were fully subscribed. Total proceeds to the Company were $20,410,000, net of offerings costs of $400,000.

On March 12, 1999, C2 purchased 70.6 percent of the common stock of Zero Zone, Inc., ("Zero Zone") a Wisconsin based manufacturer of frozen and refrigerated display cases in connection with a $19,500,000 recapitalization plan.

The consolidated financial statements of C2, Inc. presented herein reflect the results of operations of TLC for the full six month period ended June 30, 1999; those of C2 for the period February 8 to June 30, 1999 and those of Zero Zone for the period March 12 to June 30, 1999. Because the controlling ownership of TLC is deemed to be substantially the same before and after its acquisition by C2, comparable historical financial statements for the three and six months ended June 30, 1998 included herein present the results of operations of TLC only, without regard to minority interest or capital structure changes.

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

Results of Operations


Consolidated revenues for the three months ended June 30, 1999 totaled $35,007,000 compared to $21,600,000 reflecting an increase of $13,407,000 or
62.1 percent. Revenues at TLC increased 12.9 percent with the balance of the increase attributable to the inclusion of Zero Zone. The growth in revenue at TLC was driven by higher utilization of refrigerated warehousing capacity, new logistics programs and expanded food distribution activities.

Zero Zone reported record revenues for the second quarter which was the first full quarter of operations under C2, Inc. Revenues attributable to Zero Zone totaled $10,618,000, an increase of 22 percent over the same period last year. Revenue growth at Zero Zone is being driven by both new retail store construction and refurbishment programs. Zero Zone continues to maintain important sole source relationships with certain large retailers and is achieving meaningful success in new customer sales as its high quality lines of refrigerated and freezer display cases are incorporated into their new build and refurbishment programs.

C2, Inc.'s earnings from operations for the quarter were $2,500,000 compared to $1,889,000 for the same period last year. TLC incurred higher than normal labor expense in certain refrigerated warehouse facilities in both the quarter and six months period due to substantial growth in two large customer distribution programs resulting in lower operating margins. These programs have been operationalized and labor variances are declining. Operating earnings contributed by TLC for the quarter were $1,651,000 compared to $1,893,000 recorded in the same period last year. Overhead expenses at TLC also increased approximately $125,000 quarter to quarter largely due to infrastructure investment in information systems and logistics personnel needed to support the Company's growth strategy in developing high volume logistic management projects.

Operating earnings for the second quarter attributable to Zero Zone totaled $1,086,000, reflecting an increase of 47 percent over its results for the same period last year, driven primarily by increased sales volume.

Net interest expense in the quarter was $1,266,000 compared to $589,000 in the same period last year. Interest expense increased due to the payment by TLC of a $20 million dividend to Christiana in connection with the Christiana/Weatherford merger transaction funded by increased borrowings under TLC's revolving credit facility at slightly higher interest rates, and the addition of Zero Zone related borrowings, which accounted for $342,000 of the increase.

Net earnings for the quarter were $440,000, or $.08 per share, compared to $1,297,000, or $.25 per share, in the previous year in which, due to TLC's corporate structure as a limited liability company, no income taxes were provided. On a proforma basis, net earnings for the three months ended June 30, 1998 would have been $375,000, or $.07 per share, reflecting an increase in net earnings during 1999 of 17 percent. (See Note 4, Page 6 for Proforma Results.)

Revenues for the six months ended June 30, 1999 increased 10 percent to $60,882,000 compared to proforma revenues of $55,444,000 driven by growth at both TLC and Zero Zone. Actual revenues, attributable to TLC only for the comparable period in 1998, were $43,465,000 resulting in a year to year increase of 40 percent. Actual results for the prior year period do not include Zero Zone.

Earnings from operations for the six months were $3,482,000 compared to $3,326,000 for the comparable period in 1998, or an increase of 4.7 percent. On a proforma basis, earnings from operations for the six months ended June 30, 1999 would have been $4,068,000 compared to $3,513,000 for the same period last year, reflecting an increase of 16 percent. (See Note 4, Page 6 for Proforma Results.)

During the first six months of fiscal 1999, C2, Inc. incurred one-time charges related to merger and acquisition activities during the period which totaled $541,000 ($349,000 after taxes and minority interest, or $.07 per share). These charges included non-recurring charges incurred by TLC of $343,000 in connection with the merger of Christiana and Weatherford, and an inventory write-up charge of $198,000. Including these special charges, C2 reported net earnings for the first six months of fiscal 1999 of $262,000, or $0.05 per share. Net earnings before these one-time charges totaled $611,000 or $0.12 per share. On a proforma basis, assuming the merger between Christiana and Weatherford and the acquisition of 70.6 percent of Zero Zone had occurred on January 1, 1999, net earnings for the six months ended June 30, 1999 would have been $329,000, or $0.06 per share, compared to $296,000, or $0.06 per share, for the comparable period of 1998. (See Note 4, Page 6 for Proforma Results.)


Liquidity and Capital Resources

The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, service lease commitments, maintain and improve warehouse, transportation and manufacturing facilities and equipment, and make other investments. The company is active in the acquisition, leasing or new construction of warehouse facilities, particularly refrigerated facilities. Historically, bank financing or leasing and internally generated cash have provided funding for these activities. Currently, the Company has significant subsidiary level lending relationships with four major commercial banks. At June 30, 1999, the Company had outstanding debt of $69,972,000, all of which was borrowed under various facilities with these banks. The Company's subsidiaries have committed credit facilities totaling $86,200,000, thereby providing $16,228,000 of currently undrawn and available credit.

TLC entered into a new $70 million revolving credit agreement, dated November 2, 1998. This credit facility is secured by substantially all of the assets of TLC and mortgages on its real estate. This five year revolving credit facility, by its terms, steps down on November 3 each year beginning in 1999 through November 2, 2003 by $1.25 million in 1999, $4.4 million in 2000, $5.0 million in 2001,
$6.0 million in 2002, and a final maturity of $53.35 million is due on November 2, 2003. The interest rate on borrowings under this credit agreement is based on LIBOR or prime rate, at TLC's option, and varies pursuant to a pricing grid based on the ratio of TLC's funded debt to EBITDA, as defined in the credit agreement. At June 30, 1999 TLC had $53.8 million in outstanding borrowings under this facility with an average interest rate of LIBOR plus 155 or 6.65 percent.

Zero Zone entered into an $11,000,000, 7 year acquisition term loan facility on March 12, 1999. Amortization payments began in May 1999 in the amount of $70,833 per month and will increase to $100,000 per month in 2000, $125,000 per month in 2001 and $155,208 per month thereafter. Zero Zone also has a $1,400,000 term loan facility to finance capital expenditures, including, but not limited to the expenditures in connection with its plant expansion and related equipment. Repayment terms are $17,000 per month beginning October 1999.

Zero Zone has outstanding industrial revenue bonds ("IRB") in the amount of $1,520,000. Annual payments are $245,000 until 2002 declining to $135,000 through 2006. The IRB is supported by a letter of credit from its commercial bank which is secured by a first mortgage on the headquarters' land and building. The all-in rate on the IRB is approximately 4.5 percent.

Zero Zone has a $2 million working capital line of credit. There were no borrowings under this facility at June 30, 1999.

The acquisition term loan, working capital line and capital expenditure term loan are all secured by security interests in its accounts receivable, inventory, and equipment. The interest rate on these facilities varies based on a pricing grid based on the ratio of senior debt to EBITDA. At June 30,

1999, the rate on the acquisition debt and capital expenditure line was LIBOR plus 260 or 7.70 percent.

Zero Zone has unsecured senior subordinated indebtedness in the amount of $2,350,000 to former and existing shareholders. Repayment terms are $1,000,000 each on December 31, 2000 and 2001 and a final payment of $350,000 on December 31, 2002. The interest rate is 8 percent. Zero Zone also has $3,000,000 of unsecured junior subordinated indebtedness to existing shareholders. Payments of $1,000,000 per year begin December 31, 2002. The interest rate is 8.5 percent of which 3.4 percent is paid in cash and 5.1 percent is payment-in-kind.

C2 maintains a $15,000,000 unsecured line of credit for general corporate purposes. During the period there were no borrowings under this credit facility.

On March 4, 1999, C2, Inc. completed an offering of 5,202,664 shares of its common stock. The offering was fully subscribed by former Christiana Companies, Inc. shareholders in connection with the previously described merger transaction between Christiana and Weatherford. Total proceeds to the Company were $20,410,000, net of offering costs of $400,000.

As of June 30, 1999, the Company had cash and cash equivalents on hand of $4,781,000 compared to $9,000 at December 31, 1998. Cash flows provided by operations for the six months ended June 30, 1999, totaled $2,245,000 compared to $6,303,000 in the previous period. Cash flows from operating activities reflect changes in working capital accounts and other assets for TLC for the full six months, C2 corporate from February 8, 1999 and Zero Zone from March 12, 1999. The decline in cash flow from operating activities is attributable to an increase in accounts receivable and inventory related to TLC's expanded food distribution program, the inclusion of Zero Zone's operations and lower net earnings.

Cash flows used in investing activities in the period totaled $18,003,000 compared to $673,000 for the same period last year. The significant increased use of cash was due to the equity investment in 66.7 percent of TLC for $10,667,000 and the equity investment in 70.6 percent of Zero Zone for $3,000,000, net of cash acquired of $578,000. Higher capital expenditures at TLC and the inclusion of those at Zero Zone were also contributing factors. TLC invested approximately $3,783,000 during the period in refrigerated warehouse projects, new information technology and transportation equipment. Zero Zone completed a large expansion of its manufacturing facility in North Prairie, Wisconsin.

Cash flows from financing activities totaled $20,530,000 compared to a use of $5,477,000 for the same period last year. Major items included net proceeds of $20,410,000 from the Company's initial public offering of its common stock and increased borrowings to fund TLC's distributions to Christiana related to its merger transaction with Weatherford.

During 1998, the Company completed a comprehensive assessment of Year 2000 issues for both its financial information systems and other non-financial systems. In the opinion of management, all hardware and software that could have a significant Year 2000 impact have been identified and a remediation plan has been implemented. Year 2000 issues for financial information systems are being corrected through hardware and software upgrades. Non-financial systems, primarily telephone and security, will be repaired or replaced in order to achieve Year 2000 compliance. Based upon the Company's current projections, all Year 2000 compliant systems, both financial and non-financial, will be implemented no later than September 1, 1999 to allow for sufficient testing. As of June 30, 1999, the Company was approximately 95 percent complete with the installation of its Year 2000 upgrades. By the time these upgrades are completed, the Company estimates that it will have expended approximately $950,000 to resolve its Year 2000 problems.

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

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for warehousing and transportation services, new building and refurbishment programs for grocery and retail drug store industry, and future capital expenditures. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, dependence on refrigerated food production and the continuation of freezing as a preferred method of food preparation, implementation of new information systems, risks related to leverage, risks related to new construction of refrigerated warehouses in the Company's existing markets, risks related to increased competition in transportation operations resulting from higher levels of excess capacity, higher fuel and driver costs and ongoing capital expenditures. There can be no assurance that the Company has accurately identified and properly weighted all of the factors which affect market conditions and demand for the Company's services and products, that the information upon which the Company has relied is accurate or complete, that the Company's analyses of the market and demand for its services, particularly in third party transportation management services is correct or that the strategy based on such analyses will be successful.

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



                                    C2, Inc.
                                    (Registrant)






Date: August 5, 1999                    /s/ William T. Donovan
    --------------------------          ----------------------------------------
                                            William T. Donovan
                                            Chairman and Chief Financial Officer




Date: August 5, 1999                    /s/ David J. Lubar
    --------------------------          ----------------------------------------
                                            David J. Lubar
                                            President