Form 10-Q
period 1999-09-30
C2 INC
filed 1999-11-05
CIK 1052102

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
 -----------------------------------------------------------------------------

                                    FORM 10-Q
X                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1999

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                        For the transition period from      to
                                                      ------  ------

                        Commission File Number 001-14171

                                    C2, INC.
  -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

         Wisconsin                                      39-1915787
 (State of Incorporation)                    (IRS Employer Identification No.)

700 N. Water Street, Suite 1200, Milwaukee, Wisconsin         53202
           (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code     (414)  291-9000
                                                   --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X                    No
             ---                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value                             5,202,664
----------------------------                  --------------------------------
          (Class)                            (Outstanding at November 4, 1999.)

Page 1 of 14 total pages                 No exhibits are filed with this report.

PART I - FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS

                           C2, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                                                            (UNAUDITED)             (AUDITED)
                                                                           SEPTEMBER 30,          DECEMBER 31,
                                                                                1999                  1998
                                                                         -------------------    ------------------
ASSETS:
Current Assets:
    Cash and cash equivalents                                              $    3,781,000         $        9,000
    Accounts receivable, net                                                   16,092,000              9,411,000
    Inventories                                                                 6,363,000              2,346,000
    Prepaids and other                                                          1,334,000                 85,000
                                                                           --------------         --------------
       Total Current Assets                                                    27,570,000             11,851,000
                                                                           --------------         --------------

Long-Term Assets:
    Fixed assets, net                                                          74,571,000             68,996,000
    Goodwill                                                                   17,541,000              5,357,000
    Other assets                                                                1,476,000                857,000
                                                                           --------------         --------------
       Total Long-Term Assets                                                  93,588,000             75,210,000
                                                                           --------------         --------------
                                                                             $121,158,000            $87,061,000
                                                                           ==============         ==============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
    Accounts payable                                                       $    7,387,000         $    6,519,000
    Accrued liabilities                                                         8,187,000              4,630,000
    Short-term debt                                                             4,054,000                     --
    Current portion of long-term debt                                             500,000              1,848,000
                                                                           --------------         --------------
       Total Current Liabilities                                               20,128,000             12,997,000
                                                                           --------------         --------------

Due to Christiana Companies, Inc.                                                      --              3,000,000

Long-Term Liabilities:
    Long-term debt                                                             67,594,000             35,277,000
    Other liabilities                                                             946,000                330,000
                                                                           --------------         --------------
       Total Long-Term Liabilities                                             68,540,000             35,607,000
                                                                           --------------         --------------
       Total Liabilities                                                       88,668,000             51,604,000
                                                                           --------------         --------------

Minority Shareholders' Interests                                                7,459,000                     --

Shareholders' Equity:
    Preferred stock, par value $.01 per share,                                         --                     --
    10,000,000 shares authorized, none issued or outstanding
    Common stock, par value $.01 per share;
      50,000,000 shares authorized, 5,202,664 issued and
      outstanding                                                                  52,000                     --
    Additional paid-in capital                                                 20,358,000                     --
    Members equity                                                                     --             35,457,000
    Retained earnings                                                           4,621,000                     --
                                                                           --------------         --------------
       Total Shareholders' Equity                                              25,031,000             35,457,000
                                                                           --------------         --------------
                                                                             $121,158,000            $87,061,000
                                                                           ==============         ==============

                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                       ----------------------------    ----------------------------
                                                          1999              1998          1999             1998
                                                       ----------------------------    ----------------------------

Revenues:
    Logistic revenues                                  $ 26,817,000    $ 22,370,000    $ 74,953,000    $ 65,835,000
    Product sales                                         9,995,000            --        22,741,000            --
                                                       ------------    ------------    ------------    ------------
                                                         36,812,000      22,370,000      97,694,000    $ 65,835,000
                                                       ------------    ------------    ------------    ------------

Costs and Expenses:
    Logistic expenses                                    22,324,000      16,912,000      60,801,000      50,624,000
    Cost of product sales                                 7,021,000            --        16,383,000            --
    Depreciation and amortization                         1,980,000       1,721,000       5,726,000       5,076,000
    Selling, general and administrative                   3,177,000       1,973,000       9,051,000       5,045,000
                                                       ------------    ------------     ------------   ------------
                                                         34,502,000      20,606,000      91,961,000      60,745,000
                                                       ------------    ------------    ------------    ------------

Earnings from Operations                                  2,310,000       1,764,000       5,733,000       5,090,000

Other Income (Expense):
    Interest expense, net                                (1,268,000)       (621,000)     (3,360,000)     (1,915,000)
    Merger-related expense                                       --              --        (343,000)             --
    Other income (expense), net                             (12,000)        (57,000)        (34,000)        (52,000)
                                                       ------------    ------------    ------------    ------------
                                                         (1,280,000)       (678,000)     (3,737,000)     (1,967,000)
                                                       ------------    ------------    ------------    ------------

Earnings before income taxes, extraordinary
    Item and minority interest                            1,030,000       1,086,000       1,996,000       3,123,000

Income tax provision                                        403,000              --         832,000              --
                                                       ------------    ------------    ------------    ------------

Net earnings before minority interest and
     extraordinary item                                     627,000       1,086,000       1,164,000       3,123,000

Minority interest                                           216,000              --         547,000              --
                                                       ------------    ------------    ------------    ------------

Net earnings before extraordinary item                      411,000       1,086,000         617,000       3,123,000

Extraordinary item net of income tax and
    minority interest                                       153,000              --         153,000              --
                                                       ------------    ------------    ------------    ------------

Net Earnings                                           $    258,000    $  1,086,000    $    464,000    $  3,123,000
                                                       ============    ============    ============    ============

Basic earnings per share before extraordinary item     $       0.08    $       0.21    $       0.12    $       0.60
                                                       ============    ============    ============    ============

Basic earnings per share                               $       0.05    $       0.21    $       0.09    $       0.60
                                                       ============    ============    ============    ============

Diluted earnings per share before extraordinary item   $       0.08    $       0.20    $       0.12    $       0.59
                                                       ============    ============    ============    ============

Diluted earnings per share                             $       0.05    $       0.20    $       0.09    $       0.59
                                                       ============    ============    ============    ============


                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY






                                                                                ADDITIONAL
                                                                                 PAID-IN           RETAINED
                                                       SHARES       AMOUNT       CAPITAL           EARNINGS
                                                    ----------------------------------------------------------


Balance, December 31, 1998                                 --   $       --     $       --       $        --

Distribution to Christiana Companies, Inc.                 --           --             --                --

Sale of common stock                                5,202,664        52,000       20,358,000             --

Adjustments related to the  acquisition of                 --           --             --          4,157,000
Total Logistic Control

Net earnings for the nine months
    ended September 30, 1999  (unaudited)                  --           --             --            464,000
                                                    ----------------------------------------------------------

Balance, September 30, 1999                         5,202,664   $    52,000     $ 20,358,000     $ 4,621,000
                                                    ==========================================================



                                                   MEMBER'S
                                                    EQUITY           TOTAL
                                                --------------------------------


Balance, December 31, 1998                      $ 35,457,000      $ 35,457,000

Distribution to Christiana Companies, Inc.        (13,312,000)     (13,312,000)

Sale of common stock                                       --       20,410,000

Adjustments related to the  acquisition of        (22,145,000)     (17,988,000)
Total Logistic Control

Net earnings for the nine months
    ended September 30, 1999  (unaudited)                  --          464,000
                                                --------------------------------

Balance, September 30, 1999                     $          --     $ 25,031,000
                                                ================================





                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                                                        NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                            ----------------------------------------
                                                                                                 1999                     1998
                                                                                            -----------------        ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                            $   464,000              $ 3,123,000
       Adjustments to reconcile net earnings to net
       Cash provided by operating activities:
          Depreciation and amortization                                                       5,726,000                5,076,000
          (Gain) loss on sale of fixed assets                                                   (39,000)                  98,000
          Minority interest                                                                     484,000                       --
       Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                                         (4,764,000)                  88,000
          Increase in other assets                                                           (2,145,000)                (983,000)
          Increase in accounts payable and accrued liabilities                                  365,000                  669,000
                                                                                            -----------              -----------

Net cash provided by operating activities                                                        91,000                8,071,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                                 (5,924,000)              (1,849,000)
    Proceeds from sale of assets                                                                 34,000                  746,000
    Businesses acquired, net of cash received                                               (13,089,000)                      --
                                                                                            -----------              -----------

Net cash used in investing activities                                                       (18,979,000)              (1,103,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of stock                                                          20,410,000                       --
    Net borrowings on credit lines                                                            4,054,000                       --
    Net (payments) borrowings on notes and loans payable                                     11,598,000               (5,957,000)
    Distribution to minority shareholders                                                       (90,000)                      --
    Distributions to Christiana Companies, Inc.                                             (13,312,000)                (979,000)
                                                                                            -----------              -----------

Net cash provided by (used in) financing activities                                          22,660,000               (6,936,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     3,772,000                   32,000

BEGINNING CASH AND CASH EQUIVALENTS, January 1                                                    9,000                  388,000
                                                                                            -----------              -----------

ENDING CASH AND CASH EQUIVALENTS,  September 30                                             $ 3,781,000             $    420,000
                                                                                            ===========             ============

Supplemental disclosures of cash flow information:
    Interest paid                                                                           $ 3,351,000               $1,702,000
    Income taxes paid                                                                         1,113,000                  292,000



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

NOTE 4 -- PRO FORMA RESULTS

C2, Inc. was organized to acquire 66.7 percent of Total Logistic Control, LLC in connection with a merger transaction between Christiana and Weatherford which was completed on February 8, 1999. On March 12, 1999, C2, Inc. acquired 70.6 percent of Zero Zone, Inc. The consolidated financial statements for the three months and nine months ended September 30, 1999 included herein reflect the results of TLC from January 1, 1999 and of Zero Zone from March 12, 1999. Because the controlling ownership of TLC is deemed to be substantially the same before and after its acquisition by C2, comparable historical financial statements for the three and nine months ended September 30, 1998 included herein present the results of operations of TLC only, without regard to minority interest or capital structure changes. The following unaudited pro forma results of operations have been prepared assuming the acquisitions had occurred on January 1, 1998. This pro forma information is not necessarily indicative of results of operations that would have occurred had the acquisitions been made on those dates, or of results which may occur in the future.


                                               PROFORMA                       PROFORMA
                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                         --------------------------   ---------------------------
                                            1999           1998           1999           1998
                                         --------------------------   ---------------------------

Net revenues                             $ 36,812,000   $31,001,000   $103,461,000   $ 86,445,000
                                         ============   ===========   ============   ============

Earnings from operations                 $  2,310,000   $ 2,460,000   $  6,378,000   $  5,973,000
                                         ============   ===========   ============   ============

Net earnings before extraordinary item   $    411,000   $   332,000   $    740,000   $    628,000

Extraordinary item                            153,000          --          153,000           --
                                         ------------   -----------   ------------   ------------

Net earnings                             $    258,000   $   332,000   $    587,000   $    628,000
                                         ============   ===========   ============   ============

Basic earnings per share before
    extraordinary item                   $       0.08   $      0.06   $       0.14   $       0.12
                                         ============   ===========   ============   ============

Basic earnings per share                 $       0.05   $      0.06   $       0.11   $       0.12
                                         ============   ===========   ============   ============



     NOTE 5 -- EARNINGS PER SHARE

     The following is a reconciliation of basic and diluted earnings per share for the quarters and nine months ended September 30, 1999 and 1998. The calculations are based on the common shares outstanding since the offering and assumes that such shares were issued and outstanding for each of the periods ended September 30, 1999 and 1998.



                                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                                           -----------------------   -----------------------
                                                              1999         1998         1999        1998
                                                           -----------------------   -----------------------

Basic Earnings per Share:
    Net earnings available to common shareholders
       before extraordinary item                           $  411,000   $1,086,000   $  617,000   $3,123,000
    Net earnings available to common shareholders          $  258,000   $1,086,000   $  464,000   $3,123,000
    Average shares of common stock outstanding              5,202,664    5,202,664    5,202,664    5,202,664
    Basic earnings per share before extraordinary item     $     0.08   $     0.21   $     0.12   $     0.60
    Basic earnings per share                               $     0.05   $     0.21   $     0.09   $     0.60

Diluted Earnings per Share:
    Average shares of common stock outstanding              5,202,664    5,202,664    5,202,664    5,202,664
    Incremental common shares applicable to
          Common stock options                                114,842      114,842      115,818      115,818
    Average common shares assuming full dilution            5,317,506    5,317,506    5,318,482    5,318,482
    Diluted earnings per share before extraordinary item   $     0.08   $     0.20   $     0.12   $     0.59
    Diluted earnings per share                             $     0.05   $     0.20   $     0.09   $     0.59

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

The consolidated financial statements of C2, Inc. presented herein reflect the results of operations of TLC for the full nine month period ended September 30, 1999; those of C2 for the period February 8 to September 30, 1999 and those of Zero Zone for the period March 12 to September 30, 1999. Because the controlling ownership of TLC is deemed to be substantially the same before and after its acquisition by C2, comparable historical financial statements for the three and nine months ended September 30, 1998 included herein present the results of operations of TLC only, without regard to minority interest or capital structure changes.

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

Results of Operations

Consolidated revenues for the three months ended September 30, 1999 totaled $36,812,000 compared to $22,370,000 reflecting an increase of $14,442,000 or
64.6 percent. Revenues at TLC increased 19.9 percent with the balance of the increase attributable to the inclusion of Zero Zone. The growth in revenue at TLC was driven by higher utilization of refrigerated warehousing capacity, new logistics programs and expanded food distribution activities.

Zero Zone experienced continued strong demand for its refrigerated merchandising products. Revenues attributable to Zero Zone totaled $9,995,000, an increase of 16 percent over the same period last year. Revenue growth at Zero Zone is being driven by expanded manufacturing capacity and new product developments. Zero Zone continues to maintain important sole source relationships with certain large retailers and is achieving record volume in sales, orders and backlog.

C2, Inc.'s earnings from operations for the quarter were $2,310,000 compared to $1,764,000 for the same period last year. The increase in operating earnings is due to the addition of Zero Zone as TLC's operating earnings declined $514,000 quarter to quarter. TLC incurred higher than normal labor expense in certain refrigerated warehouse facilities in both the quarter and nine months period due to substantial growth in two large customer distribution programs and, in transportation operations, TLC experienced increased costs related to sharply higher fuel costs and maintenance. Fuel cost adjustments were instituted as of October 1, 1999 and high maintenance, older fleet equipment is scheduled for replacement during the fourth quarter.

Operating earnings for the second quarter attributable to Zero Zone totaled $1,306,000, reflecting an increase of 29 percent over its results for the same period last year, driven primarily by increased sales volume.

During the quarter, Zero Zone completed a refinancing of its senior debt, which entailed the issuance of both non-taxable and taxable industrial revenue bonds and an increase in its bank credit facility. The new debt facilities have significantly extended maturities and will result in annual interest savings exceeding $100,000. An extraordinary charge of $153,000, net of tax and minority interest, related to the debt refinancing was incurred during the quarter.

Net interest expense in the quarter was $1,268,000 compared to $621,000 in the same period last year. Interest expense increased due to the payment by TLC of a $20 million dividend to Christiana in connection with the Christiana/Weatherford merger transaction funded by increased borrowings under TLC's revolving credit facility at slightly higher interest rates, and the addition of Zero Zone related borrowings.

Net earnings for the quarter were $258,000, or $0.05 per share, compared to $1,086,000, or $0.21 per share, in the previous year. Net earnings were lower this year due to the incurrance of an extraordinary charge of $153,000 related to the refinancing of Zero Zone's senior debt, the fact that no income taxes were provided last year due to TLC's structure as a limited liability company and increased interest expense associated with the above mentioned TLC dividend. Net earnings for the third quarter before extraordinary charges, were $411,000, or $0.08 per share as compared to proforma net earnings of $332,000 or $0.06 per share for the same period last year. (Note 4, Page 7 for Proforma Results.)

Revenues for the nine months ended September 30, 1999 increased 13.0 percent to $97,694,000 compared to proforma revenues of $86,445,000 driven by growth at both TLC and Zero Zone. Actual revenues, attributable to TLC only for the comparable period in 1998, were $65,835,000 resulting in a year to year increase of 48.4 percent. Actual results for the prior year period do not include Zero Zone.

Earnings from operations for the nine months were $5,733,000 compared to $5,090,000 for the comparable period in 1998, or an increase of 12.6 percent. On a proforma basis, earnings from operations for the nine months ended September 30, 1999 would have been $6,378,000 compared to $5,973,000 for the same period last year, reflecting an increase of
6.8 percent. (See Note 4, Page 7 for Proforma Results.)

During the first nine months of fiscal 1999, C2, Inc. incurred one-time charges related to merger and acquisition and refinancing activities during the period which totaled $502,000 or $.10 per share after taxes and minority interest. These charges included non-recurring charges incurred by TLC of $343,000 in connection with the merger of Christiana and Weatherford, and at Zero Zone an inventory write-up charge of $198,000, and an extraordinary charge, net of tax and minority interest, of $153,000. Including these special charges, C2 reported net earnings for the first nine months of fiscal 1999 of $464,000, or $0.09 per share. Net earnings before these one-time charges totaled $966,000 or $0.19 per share. On a proforma basis, assuming the merger between Christiana and Weatherford and the acquisition of 70.6 percent of Zero Zone had occurred on January 1, 1999, net earnings for the nine months ended September 30, 1999 would have been $587,000, or $0.11 per share, compared to $628,000, or $0.12 per share, for the comparable period of 1998. (See Note 4, Page 7 for Proforma Results.)

Liquidity and Capital Resources

The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, service lease commitments, maintain and improve warehouse, transportation and manufacturing facilities and equipment, and make other investments. The company is active in the acquisition, leasing or new construction of warehouse facilities, particularly refrigerated facilities. Historically, bank financing or leasing and internally generated cash have provided funding for these activities. Currently, the Company has significant subsidiary level lending relationships with three major commercial banks. At September 30, 1999, the Company had outstanding debt of $72,148,000, all of which was borrowed under various facilities with these banks. The Company's subsidiaries have committed credit facilities totaling $86,920,000, thereby providing $14,772,000 of currently undrawn and available credit.

TLC entered into a new $70 million revolving credit agreement, dated November 2, 1998. This credit facility is secured by substantially all of the assets of TLC and mortgages on its real estate. This five year revolving credit facility, by its terms, steps down on November 3 each year beginning in 1999 through November 2, 2003 by $1.25 million in 1999, $4.4 million in 2000, $5.0 million in 2001,
$6.0 million in 2002, and a final maturity of $53.35 million is due on November 2, 2003. The interest rate on borrowings under this credit agreement is based on LIBOR or prime rate, at TLC's option, and varies pursuant to a pricing grid based on the ratio of TLC's funded debt to EBITDA, as defined in the credit agreement. At September 30, 1999 TLC had $54.7 million in outstanding borrowings under this facility with an average interest rate of LIBOR plus 175 or 6.86 percent.

During the quarter, Zero Zone completed a refinancing of its senior debt. The new credit facilities include: $7,500,000 revolving line of credit; $3,420,000 tax-free industrial revenue bond (IRB), interest only until maturity on September 1, 2019; and a $6,000,000 taxable industrial revenue bond (IRB), amortizing $500,000 per year for 12 years beginning September 1, 2000. The IRB's are supported by a letter of credit from a commercial bank and are secured, along with the line of credit, by Zero Zone's assets. The approximate all-in rates on the tax-free and taxable IRB's are 4.2% and 6.4%, respectively. The rate on the credit line varies with a pricing grid based on the ratio of senior debt to EBITDA. At September 30, the rate was LIBOR plus 2.25%, and the balance outstanding was $4,054,000.

Proceeds from the refinancing were used to pay off existing senior indebtedness. Interest expense savings, exclusive of prepayment penalties and closing costs, is anticipated to be approximately $190,000 per year.

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

As of September 30, 1999, the Company had cash and cash equivalents on hand of $3,781,000 compared to $9,000 at December 31, 1998. Cash flows provided by operations for the nine months ended September 30, 1999, totaled $91,000 compared to $8,071,000 in the previous period. Cash flows from operating activities reflect changes in working capital accounts and other assets for TLC for the full nine months, C2 corporate from February 8, 1999 and Zero Zone from March 12, 1999. The decline in cash flow from operating activities is attributable to an increase in accounts receivable and inventory related to increased volume in both TLC's expanded food distribution program and new project logistics accounts, the inclusion of Zero Zone's operations and lower net earnings.

Cash flows used in investing activities in the period totaled $18,979,000 compared to $1,103,000 for the same period last year. The significant increased use of cash was due to the equity purchase of 66.7 percent of TLC for $10,667,000 and the equity purchase of 70.6 percent of Zero Zone for $3,000,000, net of cash acquired of $578,000. Higher capital expenditures at TLC and the inclusion of those at Zero Zone were also contributing factors. TLC invested approximately $4,598,000 during the period in refrigerated warehouse projects, new information technology and transportation equipment. Zero Zone completed a large expansion of its manufacturing facility in North Prairie, Wisconsin.

Cash flows from financing activities totaled $22,660,000 compared to a use of $6,936,000 for the same period last year. Major items included net proceeds of $20,410,000 from the Company's initial public offering of its common stock and increased borrowings to fund TLC's distributions to Christiana related to its merger transaction with Weatherford.

During 1998, the Company completed a comprehensive assessment of Year 2000 issues for both its financial information systems and other non-financial systems. In the opinion of management, all hardware and software that could have a significant Year 2000 impact have been identified and a remediation plan has been implemented. Year 2000 issues for financial information systems have been corrected through hardware and software upgrades. Non-financial systems, primarily telephone and security, have been repaired or replaced in order to achieve Year 2000 compliance. As of September 30, 1999, the Company has completed its installation of Year 2000 upgrades with time remaining to allow for sufficient testing. By the time this testing has been completed, the Company estimates that it will have expended approximately $950,000 to address its Year 2000 compliance issues.

The Company believes that its efforts are sufficient to address its Year 2000 issues. However, there can be no assurances that the Company will be successful in its efforts. Any failure to address the Year 2000 issues may have a materially adverse effect on the Company's ability to provide its transportation and warehousing services and process vital financial data. This could result in material lost revenues to the Company in amounts which are not known at this time.

The Company has solicited all of its major service providers concerning their progress in compliance with the Year 2000 problem. The Company has received responses and is not aware of the inability of any service provider to address its Year 2000 problem.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements and other statements that are not historical facts concerning, among other things, market conditions, the demand for warehousing and transportation services, new building and refurbishment programs for the grocery and retail drug store industries, and future capital expenditures. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, dependence on refrigerated food production and the continuation of freezing as a preferred method of food preparation, implementation of new information systems, risks related to leverage, risks related to new construction of refrigerated warehouses in the Company's existing markets, risks related to increased competition in transportation operations resulting from higher levels of excess capacity, higher fuel and driver costs and ongoing capital expenditures. There can be no assurance that the Company has accurately identified and properly weighted all of the factors which affect market conditions and demand for the Company's services and products, that the information upon which the Company has relied is accurate or complete, that the Company's analyses of the market and demand for its services, particularly in third party transportation management services is correct or that the strategy based on such analyses will be successful.

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



                                    C2, Inc.
                                    (Registrant)






Date:         November 4, 1999         /s/ William T. Donovan
              ----------------             -------------------------------------
                                           William T. Donovan
                                           Chairman and Chief Financial Officer




Date:         November 4, 1999        /s/  David J. Lubar
              ----------------             -------------------------------------
                                           David J. Lubar
                                           President