Form 10-K405
period 1999-12-31
C2 INC
filed 2000-03-17
CIK 1052102

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

[ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1999
                                       OR
[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from            to

                        Commission file number: 001-14171

                                    C2, INC.
             (Exact name of registrant as specified in its charter)

      A Wisconsin Corporation                           39-1915787
  (State of other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

700 N. Water Street, Suite 1200, Milwaukee, Wisconsin             53202
  (Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code  (414) 291-9000
                                                  ------------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class               Name of Each Exchange on Which Registered
    -------------------               -----------------------------------------

Common Stock - $1.00 par Value                           NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (based on $4.957 closing price) of voting stock less stock owned by all executive officers and directors as a group: $9,110,247

Number of Shares of Common Stock Outstanding at March 10, 2000: 5,202,664 The Exhibit Index is located on page 35.

PART 1
ITEM 1.    BUSINESS

C2, INC.

     C2, Inc. ("C2" or "the Company") was formed on December 11, 1997 for the purpose of consummating the acquisition of 66.67% of Total Logistic Control, LLC ("TLC") for $10.67 million in cash, and the assumption of TLC's liabilities, plus the assumption of contingent liabilities attributable to the historic operations or assets of Christiana Companies, Inc. ("Christiana").

     The Company's strategy provides that a substantial part of its future growth will come from acquiring, either directly or through TLC, other businesses, which may or may not be related to TLC's current business. In line with that strategy, on March 12, 1999, C2, Inc. announced the purchase of Zero Zone, Inc., a Wisconsin-based manufacturer of refrigerated and freezer display cases. C2 invested $4.5 million in equity and capital notes for 70.6% of the outstanding common stock of Zero Zone with the balance being held by the President of Zero Zone and other members of its management team.

     C2 completed its initial public offering on March 4, 1999. The offering resulted in the sale of 5,202,664 shares of C2 common stock at $4.00 per share raising $20,410,000 of initial equity capital, net of offering costs. From these proceeds, C2 used $10.67 million in the acquisition of 666.67 membership units, representing a 66.7% ownership interest in TLC as part of the merger of Christiana with and into a subsidiary of Weatherford International, Inc. ("Weatherford"). Christiana, now a wholly owned subsidiary of Weatherford owns the remaining 333.33 membership units of TLC representing at 33.3% ownership interest.

     TOTAL LOGISTIC CONTROL, LLC

     TLC was formed on June 30, 1997 through a combination of the operations of two wholly-owned subsidiaries of Christiana: Wiscold, Inc. ("Wiscold") and Total Logistic Inc. On September 1, 1992, Christiana acquired the assets of Wiscold, a company formed in 1915, which engaged in providing public refrigerated warehousing services, vegetable processing and individual quick freeze ("IQF") services, automated poly bag and bulk packaging services, and transportation services into and out of its facilities. On January 4, 1994, Christiana acquired Total Logistic Inc., a Zeeland, Michigan-based firm engaged in providing fully integrated third-party logistic services, which include warehouse, distribution and transportation services in both refrigerated and non-refrigerated facilities.

     Today, TLC provides integrated third-party logistic services as well as full service public and contract warehousing in all ranges of frozen, refrigerated and ambient temperatures. Integrated logistic services generally combine transportation, warehousing and information services to manage the distribution channel for a customer's products from the point of manufacture to the point of consumption. TLC's transportation and distribution services include full service truckload, less-than-truckload and pooled consolidation in both temperature controlled and dry freight equipment, dedicated fleet services and specialized store-door delivery formats. Transportation and logistic services are provided utilizing company-owned equipment as well as through carrier management services utilizing third party common and contract carriers. TLC also provides product fulfillment services, international freight forwarding, food distribution, kitting, repackaging and just-in-time production supply services.

     TLC's transportation fleet is comprised of 195 tractors and 233 refrigerated trailers and 58 dry trailers providing transportation services nationally.

     TLC's customers consist primarily of national, regional and local firms engaged in food processing, consumer and industrial product manufacturing, wholesale distribution and retailing. During

1999, TLC's top 10 customers accounted for approximately 41.7% of total revenues. TLC services approximately 1,300 customers.

     TLC believes it is the nation's seventh largest provider of public refrigerated warehouse space. All of TLC's refrigerated facilities are modern and efficient single story buildings at dock height elevation and fully insulated. TLC's refrigerated logistic centers are as follows:

     - Rochelle Cold Storage campus, located in Rochelle, Illinois, is TLC's newest and largest refrigerated warehouse operation, initially constructed in 1986. Currently this location is comprised of 14,100,000 cubic feet of capacity in two separate buildings having undergone four capacity expansions in 1988, 1990, 1993 and 1996. All space is capable of temperatures of -20 degrees F to ambient. Rochelle Cold Storage is strategically located at the intersection of two main line East-West railroads, the Burlington Northern and the Chicago Northwestern, and the cross roads of two interstate highways, I-39 and I-88. Rochelle Cold Storage serves primarily distribution customers in the Midwest.

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

     - Milwaukee Logistic Center, located in Wauwatosa, Wisconsin, was originally constructed in 1954. There have been six expansions of this facility, and today the Milwaukee Logistic Center facility comprises 4,300,000 cubic feet of which 3,754,000 cubic feet is freezer capacity and 546,000 cubic feet is cooler space. This facility has multi-temperature refrigerated storage ranging from -20 degrees F to +40 degrees F and daily blast freezing capacity of 750,000 pounds. This location has a 7-car private rail siding. An additional 3 million cubic feet of company owned refrigerated and processing space adjacent to the Milwaukee Logistic Center facility is leased on a long term basis to a third party retail grocery company.

     - Kalamazoo Logistic Center, located in Kalamazoo, Michigan, has two distribution centers. Facility #1 is a 3,300,000 cubic foot facility with 1,100,000 cubic feet of freezer capacity, 400,000 cubic feet of cooler capacity and 1,800,000 cubic feet of dry storage capacity. This location services a number of distribution customers in the Midwest and is strategically located at the I-94 and US 31 crossroads in Michigan, equal distance between Chicago and Detroit. Facility #2 is located adjacent to Facility #1 and is comprised of 2,800,000 cubic feet of capacity. This facility contains 1,500,000 cubic feet of cooler capacity and 1,300,000 cubic feet of freezer capacity. Two large distribution customers utilize 85% of this space. These facilities are held under long-term leases.

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

     - As a Subsequent Event as described in Note H, TLC acquired a 2,500,000 cu. ft. refrigerated warehouse facility located in Paw Paw, Michigan. This facility is located 15 miles west of the Kalamazoo facilities on Interstate 94. This facility has 15 acres of land and can be expanded by an additional 300,000 cubic feet. In addition as a part of the acquisition, TLC received an option on 90 acres of land contiguous to the facility. The Paw Paw facility was initially constructed in 1991 and under went two expansions in 1984 and 1990.

     In addition to the refrigerated distribution centers described above, TLC operates a network of owned and leased dry (non-refrigerated) distribution centers comprising approximately 1.0 million square feet of storage capacity. Dry distribution centers are located in Zeeland (2) and Kalamazoo, Michigan; Munster, Indiana and Dayton, New Jersey.

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

     ZERO ZONE

     Zero Zone, headquartered in North Prairie, Wisconsin, manufactures frozen and refrigerated glass door reach-in display cases used by grocery, convenience and drug store chains for retail manufacturing of food, beverage and floral products.

     Zero Zone currently operates two manufacturing facilities and uses one warehouse for offsite storage of finished goods. Zero Zone's headquarters was built in 1995. The original facility consisted of

61,000 square feet and was expanded during 1999 by an additional 52,000 square feet. Zero Zone is a light manufacturing environment consisting primarily of panel molding and assembly operations.

     Zero Zone's second facility is located four miles to the east of North Prairie in Genesee, Wisconsin. This facility consists of 34,000 square feet. The Genesee facility is primarily utilized for production of self-contained equipment.

     Zero Zone currently leases a warehouse in Waukesha, Wisconsin. The current arrangement includes 30,000 square feet of space with an option to add up to 120,000 additional square feet. Zero Zone intends on leasing an additional 25,000 square feet beginning February 1, 2000.

     Competition in commercial refrigeration equipment varies dependent on the segment being served. Zero Zone is primarily a supplier to supermarkets and convenience stores, not the food service industry. The competition consists of larger companies that supply a complete line of refrigerated equipment while Zero Zone's specialty is glass door reach-in display cases. Zero Zone's competitive advantage has been product quality and performance, along with a flexible manufacturing process that allows for shorter lead times and responsiveness to customers.

     Zero Zone sells primarily to large retail supermarket, drug and convenience chains, refrigeration contractors, dealers, and food wholesalers. Zero Zone's active customer list includes approximately 500 customers.

     Zero Zone's revenues and earnings can be affected by a loss of a significant customer, changes in competitive pricing, raw material cost changes, changes in distribution channels, new construction and refurbishment of grocery and chain store retailers and general economic conditions.


                                    EMPLOYEES

     The following table shows the number of fulltime C2, TLC and Zero Zone employees at the dates indicated.


                                                    FULLTIME EMPLOYEES AT FEBRUARY 28,
                                   ----------------------------------------------------------------------
                                           1998                    1999                     2000
                                   ---------------------   ---------------------    ---------------------
C2                                            -                      10                       11
TLC                                         699                     743                      913
ZERO ZONE                                    --                      --                      162
                                   ---------------------   ---------------------    ---------------------
   TOTAL                                    699                     753                    1,086


     At February 29, 2000, TLC has 170 more employees than at the same date a year ago due primarily to expansion of its transportation fleet and a substantial increase in a warehousing and distribution program at the Rochelle Logistic Center.


ITEM 2.  PROPERTIES

     REFRIGERATED WAREHOUSING FACILITIES

     At December 31, 1999, TLC owned or leased twelve facilities in five states. Of this total, seven are refrigerated with the balance being non-refrigerated facilities. Refrigerated operations are conducted through seven public refrigerated warehouses located in Wisconsin (2), Michigan (3), and Illinois
(2).
                                       5

TLC's refrigerated facilities are large single-story buildings constructed at dock height will full insulation and vapor barrier protection. Refrigeration is provided by screw-type compressors in ammonia-based cooling systems. The facilities are strategically located and well served by rail and truck.

     TLC's refrigerated warehouse facilities are described in the following table:


                                                     TOTAL STORAGE SPACE
                 LOCATION                         (CUBIC FEET IN MILLIONS)                TYPE OF FACILITY
--------------------------------------------    ------------------------------    ----------------------------------
Rochelle Logistic Center I                                   10.6                 Distribution
Rochelle Logistic Center II                                   3.5                 Distribution
Beaver Dam Logistic Center                                    7.2                 Distribution/Production
Milwaukee Logistic Center                                     4.3                 Distribution
Holland Logistic Center (1)                                   2.1                 Distribution/Production
Kalamazoo Logistic Center I (1)(2)                            3.3                 Distribution
Kalamazoo Logistic Center II (1)                              2.8                 Distribution
                                                             ----
    TOTAL (3)                                                33.8
                                                             ====

(1)  Leased Facility

(2)  Includes 1.8 million cubic feet of non-refrigerated storage capacity.

(3) On January 5, 2000, TLC completed the acquisition of the assets of Paw Paw Freezer Corporation, a deep-frozen and refrigerated public warehouse in Paw Paw, Michigan. The acquisition of this facility, which includes 2,500,000 cubic feet of freezer space, brings the TLC network to 13 logistic centers with 36.3 million cubic feet of refrigerated capacity. See Note H, Subsequent Event.


     At both the Rochelle and Beaver Dam Logistic Centers, the Company owns substantial additional acreage available for expansion. In addition, the Company has an option on 90 acres of contiguous land for future expansion and development at the Paw Paw facility.

     At December 31, 1999, TLC operated 5 public non-refrigerated or dry warehouse distribution facilities located in Michigan (3), Indiana and New Jersey. Zeeland Distribution Center II, located in Zeeland, Michigan is a company owned facility. All other dry facilities are held under leases. Lease terms generally match underlying contracts with major customers served at each facility. These facilities are single story block or metal construction buildings. All dry facilities are constructed at dock height and are approved as food grade storage facilities.

     TLC's dry warehouse facilities are described on the following table:

                                                                                 TOTAL STORAGE
                                                                                     SPACE
                                                                                   (SQ FT. IN
                  FACILITY                               LOCATION                  THOUSANDS)             TYPE OF FACILITY
---------------------------------------------    --------------------------   ---------------------    -----------------------
Zeeland Logistic Center I (1)                    Zeeland, MI                             202           Public
Zeeland Logistic Center II                       Zeeland, MI                             220           Public
Michigan Distr. Center I (1)                     Kalamazoo, MI                            88           Public
Munster Logistic Center (1)                      Munster, IN                             400           Public
Dayton Logistic Center (1)                       Dayton, NJ                               90           Public
                                                                              ---------------------
    TOTAL                                                                              1,000
                                                                              =====================


(1)  Leased facility.

     TLC owns and operates a 10,000 square foot truck maintenance facility located at the Kalamazoo Logistic Center. This facility is used for the maintenance of TLC transportation equipment.

     Zero Zone currently operates two manufacturing facilities and uses one warehouse for offsite storage of finished goods. Zero Zone's headquarters was built in 1995. The original facility consisted of 61,000 square feet and was expanded during 1999 by an additional 52,000 square feet. Zero Zone is a light manufacturing environment consisting primarily of panel molding and assembly operations.

     Zero Zone's second facility is located four miles to the east of North Prairie in Genesee, Wisconsin. This facility consists of 34,000 square feet. The Genesee facility is primarily utilized for production of self-contained equipment.

     Zero Zone currently leases a warehouse in Waukesha, Wisconsin. The current arrangement includes 30,000 square feet of space with an option to add up to 120,000 additional square feet. Zero Zone intends on leasing an additional 25,000 square feet beginning February 1, 2000.

ITEM 3.  LEGAL PROCEEDINGS.

     TLC and Zero Zone are involved in litigation incidental to the conduct of their business, none of which we believe is, individually or in the aggregate, material to our consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

     The common stock of the Company was originally listed on the NASDAQ Small Cap Market effective March 5, 1999. On June 4, 1999 the Company's common stock was listed on the NASDAQ National Market. The table below sets forth the reported high and low sales prices as reported by NASDAQ for the quarters ended March 31, 1999 through March 10, 2000.

                                            2000                         1999
                                  -------------------------    -------------------------
QUARTER ENDED                        HIGH           LOW          HIGH           LOW
------------------------------    -----------    ----------    ----------    -----------
March 31*                         $  5.125       $4.750         $6.000         $5.500
June 30                                                          6.438          5.000
September 30                                                     6.250          5.500
December 31                                                      6.000          4.250

                        * Ten weeks ended March 10, 2000


     At March 3, 2000, there were approximately 141 shareholders of record. There have been no dividends paid, and based on the Company's strategic business plan of reinvesting cash flow and acquisitions, none are anticipated in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

     Selected Financial Data is provided under the caption "Five Year Financial Information" which is included on page 33.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     The Company's consolidated financial results for fiscal 1999 include a full 12 months of operations for TLC and a 9 1/2 month period for Zero Zone. Accounting convention requires the consolidated financial results reported by C2 for fiscal 1999 be compared to the financial results of TLC alone reported for fiscal 1998, even through TLC was a wholly owned limited liability company subsidiary of Christiana Companies, Inc and therefore did not provide for minority interest or a tax provision.

     The Company's consolidated revenues for fiscal 1999 totaled $143,829,000 compared to $90,610,000 reported by TLC in fiscal 1998 reflecting an increase of 59%. Revenue growth was attributable to increased volume at TLC as Logistics Revenues increased 19% to $107,732,000 and the inclusion of Zero Zone for the 9 1/2 month period, which contributed revenues of $36,097,000. Revenue growth at TLC was driven primarily by new customers and increased volume in Logistics Management Services and increased capacity utilization in Refrigerated Warehousing operations. Revenues attributable to Zero Zone for the 9 1/2 month period since its acquisition on March 12, 1999 were $36,097,000 versus $25,055,000 reported for the comparable period in 1998 reflecting an increase of 44%. Zero Zone's growth is resulting from increased volume from both new and existing customers and is facilitated by an expansion of its manufacturing facility which approximately doubled its floor space and significantly increased manufacturing capacity. Revenue from one customer represented approximately 16% or $23,700,000 of total revenue in 1999.

     Depreciation and amortization expense in fiscal 1999 was $7,519,000 compared to $6,254,000 reported by TLC in fiscal 1998 reflecting an increase of $1,265,000 or 20%. The increase is primarily attributable to the inclusion of Zero Zone in fiscal 1999 which had related depreciation and amortization charges of $759,000 in fiscal 1999. Depreciation and amortization expense at TLC increased $506,000 over the prior year.

     Selling general and administrative expenses in fiscal 1999 totaled $13,460,000 compared to $7,140,000 reported by TLC in fiscal 1998, or an increase of 89%. The increase is due entirely to the inclusion of Zero Zone which reported $5,544,000 of selling general and administrative expense for fiscal 1999. This expense category at TLC declined $71,000 in fiscal 1999 due to aggressive cost management. Also included in this expense category is $847,000 of corporate related expense.

     Consolidated earnings from operations for fiscal 1999 totaled $9,044,000 compared to $6,850,000 reported for TLC in fiscal 1998, or an increase of 32%. Growth in earnings from operations was attributable primarily to the inclusion of Zero Zone for the period which contributed $4,209,000 of earnings from operations. Earnings from operations contributed by TLC in fiscal 1999 totaled $5,682,000, a decline of $1,168,000 or 17% from the prior year due primarily to increased labor and warehousing costs for much of fiscal 1999 in Refrigerated Warehousing at two facilities resulting from significantly expanded distribution programs with two accounts. Operational and pricing changes were instituted which will enable TLC to earn its targeted profit levels in the future. Earnings from operations in fiscal 1999 also include $847,000 of corporate related expenses which are not reflected in the prior year's results.

     Consolidated net interest expense in fiscal 1999 was $4,644,000 compared to $2,586,000 reported by TLC in fiscal 1998. Increased interest expense is primarily related to two factors: increased debt at TLC related to the $20 million dividend and the repayment of a $3,000,000 note to Christiana, in connection with the merger transaction between Christiana and Weatherford, and secondly, the inclusion of Zero Zone in fiscal 1999 which had interest expense of $1,032,000 for the period. Corporate activities contributed $312,000 of interest income for the year.

     During fiscal 1999 both TLC and Zero Zone incurred one-time charges related to merger or acquisition activities or debt refinancing. In the first half of fiscal 1999, TLC and Zero Zone incurred one-time merger or acquisition related charges totaling $349,000, net of tax and minority interest. In the third quarter of fiscal 1999, Zero Zone refinanced its senior debt which both reduced its average rate of interest and significantly extended its average maturity. Related to this debt refinancing transaction, Zero Zone incurred a one-time, extraordinary charge of $153,000, net of tax and minority interest.

     Consolidated net earnings for fiscal 1999 before one-time and extraordinary charges as previously described totaled $1,757,000 or $0.34 per share compared to net earnings reported by TLC in fiscal 1998 of $4,375,000 or $0.84 per share. The decline in earnings is attributable to increased interest expense as previously noted, the inclusion of minority interest and a tax provision in fiscal 1999 related to both TLC and Zero Zone, one-time charges as previously noted and lower earnings from operations at TLC. Consolidated net earnings after one-time and extraordinary items in fiscal 1999 were $1,255,000, or $0.24 per share.


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     TLC's consolidated revenues for the year ended December 31, 1998 were $90,610,000 compared to $90,100,000 for the year ended December 31, 1997, an increase of $510,000 or .6%. Revenue in 1998 attributable to Warehousing Services declined by $296,000 or .8% compared to the prior year due to the closure of two non-refrigerated warehousing operations in the third quarter of 1997. The remaining facilities generated revenue growth primarily through higher capacity utilization and to a lesser extent from price increases in 1998 compared to 1997. Logistic Service revenues in 1998 increased $806,000 or 1.6% in 1998 due primarily to a combination of continued high utilization of transportation assets and expanded volume attributable to the distribution services of food products for the State of Michigan Department of Education under a multi-year contract.

     Earnings from operations reported by TLC in fiscal 1998 increased $644,000 or 10.4% to $6,850,000 compared to $6,206,000 reported for fiscal 1997. This increase is due primarily to the decline in depreciation and amortization expense of $499,000 year to date and improved operating profitability in Warehousing Operations. In fiscal 1998, warehouse facilities had higher utilization and improved productivity. Additionally, two non-refrigerated facilities which had low utilization and generated losses were closed.

     Selling, general and administrative expenses, which includes marketing and advertising expenses, increased $196,000 or 2.8% in 1998 due to increased staffing in information technology, logistic engineering and sales to support the Company's growth strategy in non-asset based, third party logistic services offset by certain cost savings in other areas.

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

     No provision for income tax was recorded in 1998, as TLC was a limited liability company for this period. In 1997, TLC recorded an income tax provision of $515,000 on earnings through June 30, 1997, the period during which TLC was a taxable entity. During 1997, TLC also recognized a non-recurring increase to earnings of $11,171,000 related to the removal of deferred income taxes due to its conversion from a taxable C Corporation to a nontaxable limited liability company.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Cash equivalents and short-term investments at December 31, 1999 totaled $4,953,000 compared to $9,000 at December 31, 1998. The Company's working capital at December 31, 1999 was $8,704,000 compared to a deficit of $1,146,000 at December 31, 1998.

     Operating activities in 1999 provided cash of $4,374,000 derived primarily from net earnings of $1,255,000, depreciation and amortization of $7,519,000, offset by a net increase in working capital accounts of $5,280,000.

     Net cash used in investing activities in fiscal 1999 totaled $19,616,000 and included capital expenditures totaling $7,435,000, the major components of which were: $3,408,000 related to warehousing operations, $1,732,000 related to information systems and equipment, $558,000 of transportation equipment and $1,531,000 for capital additions at Zero Zone primarily related to the expansion of its manufacturing facility; acquisition of businesses, net of cash totaling $13,089,000 and proceeds from the sale of fixed assets, primarily transportation equipment of $908,000. Businesses acquired include 66.7% of TLC for $10,667,000 and 70.6% of Zero Zone for $3,000,000 of equity and $1,500,000 in capital notes.

     Cash flows from financing activities in fiscal 1999 totaled $20,186,000 the major components of which were $20,410,000 in net proceeds from the Company's initial public offering of common stock, $7,823,000 in debt reduction at both TLC and Zero Zone, $13,312,000 of distributions to Christiana related to the merger transaction with Weatherford and $2,769,000 in borrowings under Zero Zone's line of credit.

     At December 31, 1999, TLC had a secured revolving credit facility that provided for borrowings up to $70,000,000. Outstanding indebtedness under this facility totaled $53,552,000 at December 31, 1999. During the third quarter Zero Zone refinanced its senior debt issuing a $3,420,000 tax exempt Industrial Revenue Bond and a $6,000,000 taxable Industrial Revenue Bond both of which were credit enhanced by a major commercial bank's letter of credit. In addition Zero Zone has a $7,500,000 secured line of credit facility which at year end had outstanding borrowings of $2,770,000. Zero Zone issued $4,401,000 of subordinated notes in connection with its acquisition by C2 on March 12, 1999.

     At year end the Company had in place a $15,000,000 unsecured line of credit facility for general corporate purposes. There were no borrowings under this facility during fiscal 1999.

     The Company's current sources of capital include: cash generated from operations, existing cash resources which at year end totaled $4,953,000 and unused borrowings under existing credit facilities. The Company believes these resources are sufficient to fund projected cash requirements of its current operations.

     The Company continues to evaluate new acquisitions in areas strategic to existing operations as well as in new lines of business. Future acquisitions may be funded through cash flows from operations, existing credit facilities and the issuance of equity securities under a rights offering to shareholders or otherwise, if desirable.

     As of December 31, 1999, the Company had no material capital commitments.

     This Form 10-K includes forward-looking statements. These include, among other, discussions of growth in the market and demand for services in third party logistics, the outlook for growth in the market for new construction or refurbishment of grocery, drug and convenience stores, and thus demand for Zero Zone's products. Although the Company believes its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, among others, that consolidations within the food industry or food retailers accelerates and impacts the Company's customers; that the Company's market share may decrease as a result of new or increased competitive conditions in warehousing, transportation or display case manufacturing, and the costs of providing transportation services, including fuel are not able to be fully recovered in transportation revenues.


ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

         See Index to Financial Information on page 18.

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

                                                                                      NO. OF SHARES
                                               PRINCIPAL OCCUPATION                   BENEFICIALLY
        NAME (AND AGE)                      DURING THE LAST FIVE YEARS                    OWNED
        --------------                      --------------------------                    -----
Nicholas F. Brady (69)          Chairman and President (since  2/93) of Darby            278,300 (1)
                                Overseas Investments, LTD, a private investment            (5.3%)
                                company, Easton, Maryland (1)

William T. Donovan (48)         Chairman and Chief Financial Officer of C2, Inc.(2)      147,816 (2)
                                                                                           (2.8%)

David J. Lubar (45)             President of C2, Inc.                                    919,164 (3)(8)
                                                                                          (17.7%)

Sheldon B. Lubar (70)           Chairman of Lubar & Co., venture capital and           1,060,743 (5)(8)
                                investments, Milwaukee, Wisconsin (4)                     (20.4%)

Albert O. Nicholas (69)         Chairman and Chief Executive Officer of Nicholas         310,700 (6)
                                Company, Inc., a registered investment advisor,            (6.0%)
                                Milwaukee, Wisconsin (6)

Oyvind Solvang (41)             Vice President of C2, Inc. (7)                           648,086 (7)(8)
                                                                                          (12.4%)
All directors and executive officers as a group.                                       3,364,809
                                                                                          (64.7%)


(1) Previously, Secretary of the United States Department of the Treasury for over four years, and before that, Chairman of Dillon, Read & Co., Inc. He is also a director of Amerada Hess Corporation and H. J. Heinz Company, as well as a director (or trustee) of 27 Templeton Funds, which are registered investment companies. The shares listed are owned by a trust of which Mr. Brady is the beneficiary and a co-trustee. Mr. Brady disclaims beneficial interest of 3,300 of these shares held by a foundation.
(2) Mr. Donovan has served in the capacity listed or in another capacity as an executive officer of Christiana for more than the last five years. He has also been a principal of Lubar & Co. for more than the last five years. Mr. Donovan is a director of Grey Wolf, Inc. Shares reported by Mr. Donovan include 20,000 shares held by a partnership in which Mr. Donovan is a General Partner. Mr. Donovan disclaims beneficial interest in 15,935 of these shares.
(3) Shares reported by David Lubar include 501,628 shares over which he may be deemed to share voting power and investment power. David Lubar shares voting and investment power over 423,250 shares held by various Lubar family minor childrens' trusts. Of these shares, 50,000 are also included as beneficially owned by Sheldon Lubar and 78,378 represent shares for which Mrs. David Lubar shares voting and investment power.
     The remaining 417,536 shares are held by David Lubar directly.

(4) Sheldon Lubar has also been a principal of Lubar & Co. for more than the last five years. Sheldon Lubar is also a director of Ameritech Corporation, Weatherford International, Inc., Firstar Corporation, Massachusetts Mutual Life Insurance Co., Jeffries & Company, Inc. and MGIC Investment Corporation.
(5) Shares reported by Sheldon Lubar include 182,000 shares held by various Lubar family minor children's' trusts over which Sheldon Lubar may be deemed to share voting power and investment power as a trustee. Of these shares, 50,000 shares are also included as beneficially owned by David Lubar. Also includes 415,615 shares held directly by Sheldon Lubar's wife and 8,312 shares held by the Lubar Family Foundation for which she may be deemed to have voting power and investment power as a director. The remaining 454,816 shares are held directly by Mr. Lubar or his retirement plans.
(6) Albert O. Nicholas has been a Director of C2 since December 1997. Mr. Nicholas has been owner and President of Nicholas Company, Inc., a registered investment advisor located in Milwaukee, Wisconsin since December, 1967. Nicholas Company is the adviser to six registered investment companies: Nicholas Fund, Inc., Nicholas II, Inc., Nicholas Income Fund, Inc., Nicholas Limited Edition, Inc., Nicholas Money Market Fund, Inc. and Nicholas Equity Fund. Mr. Nicholas is the president and a director of each of those companies. Mr. Nicholas is also a director of Bando McGlocklin Capital Corporation.
(7) Oyvind Solvang has been Vice President of C2 since December 1997. Mr. Solvang has served as President of Cleary Gull Rieland & McDevitt, Inc., an investment banking firm located in Milwaukee, Wisconsin from January 1996 to October 1996 and Chief Operating Officer from October 1995 to January 1996. Prior thereto, from May 1994 to September 1995, Mr. Solvang served as President of Scinticor, Incorporated, a manufacturer of cardiac imaging devices, located in Milwaukee, Wisconsin, and from August 1990 to April 1994 as Vice President and General Manager of Applied Power, Inc., a supplier of hydraulic systems, located in Butler, Wisconsin. Shares reported by Oyvind Solvang include 50,000 shares over which he may be deemed to share voting power and investment power as trustee, 433,086 shares held directly by his wife, and 143,000 shares over which his wife may be deemed to share voting power and investment power as a trustee.
(8) Sheldon B. Lubar is the father of David J. Lubar and father-in-law of Oyvind Solvang.

     During 1999, the Board of Directors met three times. Each director attended all meetings. The Board has established three standing committees: audit, finance and compensation. It has no standing nominating committee or any committee performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION.

     During 1999, William T. Donovan, David J. Lubar and Oyvind Solvang were the most highly compensated officers, earning $155,000, $106,000 and $120,000, respectively. The Company anticipates that during 2000 its most highly compensated officers will be William T. Donovan, David J. Lubar and Oyvind Solvang, who will be paid salaries of $183,000, $125,500 and $125,500, respectively. On February 8, 1999 and in connection with C2's completion of its public offering, stock options were granted to the Company's Executive Officers and Board of Directors. Each independent director received an option to purchase 12,000 shares of C2, Inc. common stock at $4.00 per share. C2's Executive Officers received Incentive Stock options to purchase C2, Inc. common stock at $4.00 per share as follows:

                                               Option Shares
                                             -------------------
             William T. Donovan                     100,000
             David J. Lubar                         100,000
             Oyvind Solvang                          60,000

     All granted options vest ratably over a 5 year timeframe. In total, options to purchase 348,000 shares of C2, Inc. were granted. Of the 348,000 total options granted, 40,000 were issued to employees other than executive or directors.

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

                                                  No. of Shares
           Name and Address                    Beneficially Owned             Percent of Class
----------------------------------------    --------------------------    -------------------------
Nicholas F. Brady                                    278,300                          5.3%
1133 Connecticut Ave. NW, Ste 200
Washington, DC  20036

Sheldon B. Lubar                                     636,816  (1)                    12.2
700 N. Water Street
Suite 1200
Milwaukee, WI  53202

Marianne S. Lubar                                    423,927  (2)                     8.1
700 N. Water Street
Suite 1200
Milwaukee, WI  53202

David J. Lubar                                       919,164  (3)                    17.7
700 N. Water Street
Suite 1200
Milwaukee, WI  53202

Joan P. Lubar                                        584,973  (4)                    11.2
700 N. Water Street
Suite 1200
Milwaukee, WI  53202

Susan Lubar Solvang                                  648,086  (5)                    12.4
700 N. Water Street
Suite 1200
Milwaukee, WI  53202

Kristine Lubar MacDonald                             638,014  (6)                    12.3
700 N. Water Street
Suite 1200
Milwaukee, WI  53202

Albert O. Nicholas                                   310,700                          6.0
700 N. Water Street
Suite 1010
Milwaukee, WI  53202

(1) Shares reported by Sheldon Lubar include 182,000 shares held by various Lubar family minor childrens' trusts over which he may be deemed to share voting power and investment power as a trustee. Of these shares, 50,000 shares are also included as beneficially owned by David Lubar. The remaining 454,816 shares are held directly by Mr. Lubar or his retirement plans.

(2) Shares reported by Marianne S. Lubar include 415,615 shares held by her directly and 8,312 shares held by the Lubar Family Foundation for which she may be deemed to have voting power and investment power as a director.
(3) Shares reported by David Lubar include 501,628 shares over which he may be deemed to share voting power and investment power as a trustee. David Lubar shares voting and investment power over 423,250 shares held by various Lubar family minor children's' trusts. Of these shares, 50,000 are also included as beneficially owned by Sheldon Lubar and 78,378 represent shares for which Mrs. David Lubar shares voting and investment power. The remaining 417,536 shares are held by him directly.
(4) Shares reported by Joan P. Lubar include 441,973 shares held by her directly and 143,000 shares for which she may be deemed to share voting power and investment power as a trustee.
(5) Shares reported by Susan L. Solvang include 433,086 shares held by her directly, 22,000 shares held directly by her husband, 143,000 shares for which she may be deemed to share voting power and investment power as a trustee, and 50,000 shares for which her husband may be deemed to share voting power and investment power as a trustee.
(6) Shares reported by Kristine L. MacDonald include 425,546 shares held by her directly and 213,368 shares for which she may be deemed to share voting power and investment power as a trustee.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Lubar family, Lubar & Co., Venture Capital Fund, L.P., a fund managed by Lubar & Co., and William T. Donovan own 5.3%, 0.8%, 6.0% and 0.7%, respectively of Emmpak Foods, Inc., a customer of TLC. During fiscal 1999, Emmpak Foods, Inc. accounted for approximately $ 2.8 million in gross revenue for TLC. David J. Lubar serves on the board of directors of Emmpak Foods, Inc.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     Financial Statement and Schedules:

     See Index on page 18.

     Exhibits:

     See Index on page 35.

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

     In a Current Report filed on form 8-K dated March 29, 1999, the company reported the acquisition of 70.6% of the outstanding interests of Zero Zone, Inc. for $4,500,000.

     In an amended report filed on Form 8-K dated April 12, 1999, the company filed the required financial statements for the acquisition of 70.6%, of the outstanding interests of Zero Zone, Inc.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            C2, Inc.

Date:   March 10, 2000                      By: /s/ William T. Donovan
                                            ------------------------------------
                                               William T. Donovan, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934 this 10-K report has been signed below on March 10, 2000 the following persons on behalf of the Registrant and in the capacity indicated.



                                    Signature


/s/ William T. Donovan                    Chairman, Chief Financial Officer and
-------------------------------           a Director
William T. Donovan


/s/David J. Lubar                         President and a Director
-------------------------------
David J. Lubar


/s/ Oyvind Solvang                        Vice President
-------------------------------
Oyvind Solvang


/s/ Betty J. White                        Treasurer, Controller and Assistant
-------------------------------           Secretary
Betty J. White


/s/ David E. Beckwith                     Secretary
------------------------------
David E. Beckwith


/s/ Nicholas F. Brady                     Director
------------------------------
Nicholas F. Brady


/s/ Sheldon B. Lubar                      Director
------------------------------
Sheldon B. Lubar


/s/ Albert O. Nicholas                    Director
------------------------------
Albert O. Nicholas

                                    C2, INC.


                              FINANCIAL INFORMATION


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1999

                                    C2, INC.
                         INDEX TO FINANCIAL INFORMATION


                                                                                            Page No.
Report of Independent Public Accountants.......................................................19

C2, Inc. Consolidated Balance Sheets as of December 31, 1999 and 1998..........................20

C2, Inc. Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997.............................................................21

C2, Inc. Consolidated Statements of Shareholder's Equity
  For the years ended December 31, 1999, 1998 and 1997.........................................22

C2, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.......................................................23

Notes to Consolidated Financial Statements.....................................................24

Selected Financial Data........................................................................33

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of C2, Inc.:


    We have audited the accompanying consolidated balance sheets of C2, Inc. and subsidiaries (a Wisconsin Corporation) as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C2, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                ARTHUR ANDERSEN LLP





     February 3, 2000
     Milwaukee, Wisconsin

                            C2, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998


                                                                                     1999              1998
                                                                                ------------       ------------
ASSETS:
Current Assets:
    Cash and cash equivalents                                                   $  4,953,000       $      9,000
    Accounts receivable, net                                                      18,016,000          9,411,000
    Inventories                                                                    6,428,000          2,346,000
    Prepaids and other assets                                                      1,821,000             85,000
                                                                                ------------       ------------
        Total current assets                                                      31,218,000         11,851,000
                                                                                ------------       ------------

Long-Term Assets:
    Property, plant and equipment, net                                            73,495,000         68,996,000
    Goodwill, net                                                                 17,102,000          5,357,000
    Other assets                                                                   1,812,000            857,000
                                                                                ------------       ------------
        Total long-term assets                                                    92,409,000         75,210,000
                                                                                ------------       ------------

        Total assets                                                            $123,627,000       $ 87,061,000
                                                                                ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
    Current maturities of long-term debt                                        $    500,000       $  1,848,000
    Short-term debt                                                                2,770,000                 --
    Accounts payable                                                               8,764,000          6,519,000
    Accrued liabilities                                                           10,349,000          4,630,000
                                                                                ------------       ------------
        Total current liabilities                                                 22,383,000         12,997,000
                                                                                ------------       ------------

Due to Christiana Companies, Inc.                                                         --          3,000,000

Long-Term Liabilities:
    Long-term debt, less current maturities                                       66,373,000         35,277,000
    Other liabilities                                                              1,059,000            330,000
                                                                                ------------       ------------
        Total long-term liabilities                                               67,432,000         38,607,000
                                                                                ------------       ------------
        Total liabilities                                                         89,815,000         51,604,000
                                                                                ------------       ------------
Minority shareholders' interests                                                   7,742,000                 --

SHAREHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share                                             --                 --
         10,000,000 shares authorized, none issued or outstanding
         Common stock, par value $.01 per share; 50,000,000 shares
         authorized, 5,202,664 issued and outstanding                                 52,000                 --
    Additional paid-in capital                                                    20,358,000                 --
    Members equity                                                                        --         35,457,000
    Retained earnings                                                              5,660,000                 --
                                                                                ------------       ------------
TOTAL SHAREHOLDERS' EQUITY                                                        26,070,000         35,457,000
                                                                                ------------       ------------
                                                                                $123,627,000       $ 87,061,000
                                                                                ============       ============

                       See notes to financial statements.

                            C2, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                         1999               1998               1997
                                                                    -------------      -------------      --------------
Revenues:
    Logistics revenue                                               $ 107,732,000      $  90,610,000      $  90,100,000
    Product sales                                                      36,097,000                 --                 --
                                                                    -------------      -------------      -------------
                                                                      143,829,000         90,610,000         90,100,000
                                                                    -------------      -------------      -------------
Costs and expenses:
    Logistics expenses                                                 88,222,000         70,366,000         70,197,000
    Cost of product sales                                              25,584,000                 --                 --
    Depreciation and amortization                                       7,519,000          6,254,000          6,753,000
    Selling, general and administrative                                13,460,000          7,140,000          6,944,000
                                                                    -------------      -------------      -------------
                                                                      134,785,000         83,760,000         83,894,000
                                                                    -------------      -------------      -------------
       Earnings from operations                                         9,044,000          6,850,000          6,206,000

Other Income (expense):
    Interest expense, net                                              (4,644,000)        (2,586,000)        (2,953,000)
    Merger-related expenses                                              (343,000)                --                 --
    Gain (loss) on disposal of assets                                      64,000           (212,000)           238,000
    Other income (expense), net                                           (82,000)           323,000           (576,000)
                                                                    -------------      -------------      -------------
                                                                       (5,005,000)        (2,475,000)        (3,291,000)

Earnings before income taxes, minority interest
    and extraordinary item                                              4,039,000          4,375,000          2,915,000

Provision for income taxes                                              1,619,000                 --            515,000

Adjustment of deferred income taxes resulting
    from a change in tax status                                                --                 --         11,171,000
                                                                    -------------      -------------      -------------

Net earnings before minority interest and
    extraordinary item                                                  2,420,000          4,375,000         13,571,000

Minority interest                                                       1,012,000                 --                 --
                                                                    -------------      -------------      -------------

Net earnings before extraordinary item                                  1,408,000          4,375,000         13,571,000

Extraordinary item, net of tax and minority interest                      153,000                 --                 --
                                                                    -------------      -------------      -------------

Net earnings                                                        $   1,255,000      $   4,375,000      $  13,571,000
                                                                    =============      =============      =============
Basic earnings per share before extraordinary item                  $        0.27      $        0.84      $        2.61
                                                                    =============      =============      =============
Basic earnings per share                                            $        0.24      $        0.84      $        2.61
                                                                    =============      =============      =============
Diluted earnings per share before extraordinary item                $        0.27      $        0.82      $        2.55
                                                                    =============      =============      =============
Diluted earnings per share                                          $        0.24      $        0.82      $        2.55
                                                                    =============      =============      =============

                       See notes to financial statements.

                            C2, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                    Additional
                                                            Common Stock              Paid-in
                                                         Shares       Amount          Capital
                                                      -------------------------------------------
Balance, December 31, 1996                                   --    $         --    $         --

Net earnings                                                 --              --              --

Distribution to Christiana for promissory note               --              --              --


Balance December 31, 1997                                    --              --              --

Net earnings                                                 --              --              --

Distribution to Christiana for income taxes                  --              --              --

Distribution to Christiana

Balance, December 31, 1998                                   --              --              --

Distribution to Christiana                                   --              --              --

Sale of common stock                                  5,202,664          52,000      20,358,000

Adjustments related to the acquisition of  Total             --              --              --
  Logistic Control

Net earnings                                                 --              --              --
                                                   ------------    ------------    ------------

Balance, December 31, 1999                            5,202,664    $     52,000    $ 20,358,000
                                                   ============    ============    ============

                                                     Retained       Members
                                                     Earnings        Equity          Total
                                                   ------------   ------------    ------------
Balance, December 31, 1996                         $         --   $ 31,594,000    $ 31,594,000

Net earnings                                                 --     13,571,000      13,571,000

Distribution to Christiana for promissory note               --     (2,326,000)     (2,326,000)
                                                                  ------------    ------------

Balance December 31, 1997                                    --     42,839,000      42,839,000

Net earnings                                                 --      4,375,000       4,375,000

Distribution to Christiana for income taxes                  --     (1,757,000)     (1,757,000)

Distribution to Christiana                                         (10,000,000)    (10,000,000)
                                                                  ------------    ------------

Balance, December 31, 1998                                   --     35,457,000      35,457,000

Distribution to Christiana                                   --    (13,312,000)    (13,312,000)

Sale of common stock                                         --             --      20,410,000

Adjustments related to the acquisition of  Total      4,405,000    (22,145,000)    (17,740,000)
Logistic Control

Net earnings                                          1,255,000             --       1,255,000
                                                   ------------   ------------    ------------

Balance, December 31, 1999                         $  5,660,000   $         --    $ 26,070,000
                                                   ============   ============    ============




                       See notes to financial statements.

                            C2, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                                              1999           1998            1997
                                                                         ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                               $  1,255,000    $  4,375,000    $ 13,571,000
Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
    Depreciation and amortization                                           7,519,000       6,254,000       6,753,000
    (Gain) loss on disposal of assets                                         (64,000)        212,000        (238,000)
    Minority interest in consolidated income of subsidiaries                  944,000              --              --
    Deferred income tax provision                                            (728,000)             --         (46,000)
    Adjustment of deferred income taxes resulting
       from a change in tax status                                                 --              --     (11,171,000)
Changes in Assets and Liabilities:
     (Increase) decrease in accounts receivable                            (6,688,000)       (717,000)         74,000
     (Increase) in inventories                                             (4,082,000)     (1,643,000)       (345,000)
     (Increase) decrease in prepaids and others assets                      2,407,000         (67,000)        681,000
     Increase in accounts payable and accrued liabilities                   3,811,000       2,746,000       2,312,000
                                                                         ------------    ------------    ------------
        Net cash provided by operating activities                           4,374,000      11,160,000      11,591,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                              (7,435,000)     (2,845,000)     (2,602,000)
     Businesses acquired, net of cash received                            (13,089,000)             --              --
     Proceeds from sale of fixed assets                                       908,000         801,000         950,000
                                                                         ------------    ------------    ------------
        Net cash used in investing activities                             (19,616,000)     (2,044,000)     (1,652,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of stock                                            20,410,000              --              --
    Borrowings (payments) on line of credit, net                            2,769,000              --      (1,735,000)
    Proceeds from issuance of long-term debt                               18,276,000      10,000,000              --
    Payment of amounts due to Christiana                                   (3,000,000)             --        (295,000)
    Payment of long-term debt                                              (4,823,000)     (7,738,000)     (5,703,000)
    Distribution to Christiana for promissory note retirement                      --              --      (2,326,000)
     Distribution for income taxes                                           (134,000)     (1,757,000)             --
     Distribution to Christiana related to merger agreement               (13,312,000)    (10,000,000)             --
                                                                         ------------    ------------    ------------

        Net cash provided by (used in) financing activities                20,186,000      (9,495,000)    (10,059,000)
                                                                         ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                                    4,944,000        (379,000)       (120,000)

BEGINNING CASH AND CASH EQUIVALENTS                                             9,000         388,000         508,000
                                                                         ------------    ------------    ------------

ENDING CASH AND CASH EQUIVALENTS                                         $  4,953,000    $      9,000    $    388,000
                                                                         ============    ============    ============

Supplemental Disclosures of Cash Flow Information
    Interest paid                                                        $  4,791,000    $  2,915,000    $  3,065,000
    Amounts paid for income taxes                                        $  1,922,000    $  1,757,000    $    300,000


                        See notes to financial statements

C2, INC AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    DESCRIPTION OF BUSINESS: C2, Inc. is a Milwaukee-based public company principally engaged in third-party product distribution services and equipment manufacturing. C2, Inc.'s operating units include Total Logistic Control, LLC, a provider of refrigerated and non-refrigerated third-party integrated logistic services, and Zero Zone, Inc., a manufacturer of refrigerated and freezer display cases used in grocery, convenience and drug store chains for retail merchandising of food, beverage and floral products.

    INITIAL PUBLIC OFFERING: On March 4, 1999, C2, Inc. common shares were issued to subscribers contemporaneous with the distribution of the cash merger consideration attributable to the Christiana Companies, Inc. (formerly NYSE:CST) ("Christiana") and Weatherford International, Inc. (NYSE:WFT) ("Weatherford") transaction which closed on February 8, 1999. The stock offering was fully subscribed and 5,202,664 shares were issued at $4.00 per share.
Total proceeds to the Company were $20,410,000, net of offering costs of $400,000.

    PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of C2, Inc. and its subsidiaries, Total Logistic Control LLC and Zero Zone, Inc. All material intercompany transactions have been eliminated in consolidation.

    ACQUISITIONS: In conjunction with the above-mentioned merger, C2, Inc. acquired a two-thirds interest in Total Logistic Control, LLC ("TLC") for $10,667,000. TLC provides integrated third party logistic services which include refrigerated and non-refrigerated warehousing, transportation, transportation management, logistics management, food distribution, product fulfillment, international freight forwarding and packaging.

    On March 12, 1999, C2, Inc. purchased 70.6 percent of the common stock of Zero Zone, Inc. ("Zero Zone") in connection with a $19,500,000 recapitalization plan. C2, Inc. invested $3,000,000 in common stock and $1,500,000 in capital notes.

    These acquisitions have been accounted for as purchases.

    REVENUE RECOGNITION: Transportation revenue is recognized when the goods are delivered to the customer. Warehousing revenue is recognized as services are provided. Costs and related expenses are recorded as incurred. Revenues and costs related to product sales are recognized when products are shipped to customers.

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

    CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of cash and U.S. Treasury securities having a maturity of less than 12 months.

    ACCOUNTS RECEIVABLE: Accounts receivable are presented net of an allowance for uncollectible accounts of $330,000 and $200,000 at December 31, 1999 and 1998, respectively. The provision for bad debts was $82,000, $145,000, and $106,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

    INVENTORIES: Inventories at TLC consist of repair parts and commodities held for distribution under an exclusive logistic contract. These items are carried at their lower of FIFO (first-in, first-out) cost or market value. At Zero Zone, inventories are stated at the lower of FIFO cost or market value and include materials, labor and manufacturing overhead. As of December 31, 1999 and 1998, inventories are comprised of the following:


                                                           1999         1998
                                                        ----------   ----------
Repair parts                                            $  113,000   $  137,000
Commodities and other                                    2,611,000    2,209,000
Raw materials and work in process                        2,639,000           --
Finished goods                                           1,065,000           --
                                                        ----------   ----------
                                                        $6,428,000   $2,346,000
                                                        ==========   ==========


    PROPERTY, PLANT AND EQUIPMENT: Fixed assets are carried at cost, less accumulated depreciation, which is computed using both straight-line and accelerated methods for financial reporting purposes. The cost of major renewals and improvements are capitalized; repair and maintenance costs are expensed as incurred. Tires related to new equipment are included in the capitalized equipment cost and depreciated using the same methods as equipment. Replacement tires are expensed when placed in service. A summary of the cost of fixed assets, accumulated depreciation and the estimated useful lives for financial reporting purposes is as follows:


                                                      AT DECEMBER 31,
                                            ------------------------------     ESTIMATED
                                                 1999             1998        USEFUL LIVES
                                            -------------    -------------    ------------
Land                                        $   4,332,000    $   3,330,000              --
Machinery and equipment                        60,774,000       54,838,000       3-7 years
Buildings and improvements                     47,129,000       41,047,000     30-40 years
Construction in progress                          128,000        1,038,000              --
                                            -------------    -------------
                                              112,363,000      100,253,000
Less:  Accumulated depreciation               (38,868,000)     (31,257,000)
                                            =============    =============
                                            $  73,495,000    $  68,996,000
                                            =============    =============

    GOODWILL: Goodwill is amortized on a straight-line basis over 40 years ($469,000 in 1999 and $157,000 in 1998 and 1997, respectively). The accumulated amortization at December 31, 1999 and 1998 was $1,227,000 and $758,000, respectively. C2, Inc. continually evaluates whether events and circumstances have occurred that indicate the remaining useful life may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, C2, Inc. uses an estimate of the undiscounted cash flows over the remaining life of the goodwill to measure whether the goodwill is impaired. If impaired, a loss is recognized for the amount by which the carrying value exceeds the fair value.

    EXTRAORDINARY ITEM: During the third quarter of 1999, Zero Zone completed a refinancing of its senior debt, which entailed the issuance of both non-taxable and taxable industrial revenue bonds and an increase in its bank credit facility. An extraordinary charge of $362,000, related to the debt refinancing was incurred during the quarter. The charge to C2, Inc. was $153,000, net of tax and minority interest.

    PRO FORMA RESULTS: C2, Inc was organized to acquire 66.7 percent of Total Logistic Control, LLC in connection with a merger transaction between Christiana and Weatherford completed on February 8, 1999. On March 12, 1999, C2, Inc. acquired 70.6 percent of Zero Zone, Inc. The consolidated financial statements for the year ended December 31, 1999 included herein reflect the results of TLC from January 1, 1999 and of Zero Zone from March 12, 1999. Because the controlling ownership of TLC is deemed to be substantially the same before and after its acquisition by C2, Inc., comparable historical financial statements for the years ended December 31, 1998 and 1997 included herein present the results of operations of TLC only, without regard to minority interest or capital structure changes. The following unaudited pro forma results of operations have been prepared assuming the acquisitions had occurred on January 1, 1998. This pro forma information is not necessarily indicative of results of operations that would have occurred had the acquisitions been made on those dates, or of results which may occur in the future.


             PRO FORMA OPERATING RESULTS                                       (UNAUDITED)
                                                                             AT DECEMBER 31,
                                                                       ---------------------------
                                                                           1999           1998
                                                                       ------------   ------------
Net revenues                                                           $149,596,000   $118,971,000
Earnings from operations                                                  9,630,000      8,488,000
Net earnings before extraordinary item                                    1,473,000      1,137,000
Extraordinary item                                                          153,000             --
Net earnings                                                              1,320,000      1,137,000
Basic and diluted earnings per share before extraordinary
     item                                                                      0.28           0.22
Basic and diluted earnings per share                                           0.25           0.22

    EARNINGS PER SHARE: Following is a reconciliation of basic and diluted earnings per share for the years ended December 31, 1999, 1998, and 1997. The proforma calculations for 1998 and 1997 are based on the common shares outstanding since the offering and assumes that such shares were issued and outstanding for each of the periods ended December 31, 1998 and 1997.


                                                                YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------
                                                          1999            1998             1997
                                                       -----------     -----------      -----------
Basic Earnings per Share:
Net earnings available to common
    shareholders before extraordinary
     item                                              $ 1,408,000     $ 4,375,000      $13,571,000
Net earnings available to common
    shareholders                                       $ 1,255,000     $ 4,375,000      $13,571,000
Average shares of common stock
    outstanding                                          5,202,664       5,202,664        5,202,664

Basic earnings per share before
    extraordinary item                                 $      0.27     $      0.84      $      2.61

Basic earnings per share                               $      0.24     $      0.84      $      2.61

Diluted Earnings per Share:
Average shares of common stock
    outstanding                                          5,202,664       5,202,664        5,202,664
Incremental common shares applicable
    to common stock options                                109,807         109,807          109,807
                                                       -----------     -----------      -----------
Average common shares assuming full
    dilution                                             5,312,471       5,312,471        5,312,471

Diluted earnings per share before
    extraordinary item                                 $      0.27     $      0.82      $      2.55

Diluted earnings per share                             $      0.24     $      0.82      $      2.55

    LONG-LIVED ASSETS: The Company continually evaluates whether events and circumstances have occurred that may indicate the remaining useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining life of the long-lived assets to measure whether the long-lived assets are impaired. If impaired, a loss is recognized for the amount by which the carrying value exceeds the fair value.

    OTHER ASSETS: Other assets represent primarily deferred charges and cash surrender value of officer's life insurance.

    RECLASSIFICATIONS: Certain reclassifications have been made in the 1998 and 1997 statements to conform with 1999 presentation.


B. RELATED PARTY TRANSACTIONS:

    Sheldon B. Lubar and David J. Lubar are officers and directors of Lubar & Co. Incorporated, and own 50% each of its stock. The Company's headquarters shares offices with Lubar & Co. Incorporated. The office building is owned by 700 North Water LLC which is owned by Sheldon B. Lubar, David J. Lubar, the Lubar Family (90%) and William T. Donovan (5%). The Company pays its pro rata share of the rent, utilities and other expenses of these premises (approximately $7,000 per month).

    As of December 31, 1998 and 1997, TLC had amounts due to Christiana of $3,000,000 which represented a note payable to Christiana that bears interest at a rate of 8.0% per annum. Related party interest expense was $240,000 for 1998 and 1997. Prior to the combination of Wiscold and Total Logistic, Wiscold charged Christiana a management fee related to certain administrative services rendered by TLC on behalf of Christiana. The amount of the management fee was $120,000 for 1997, and is reflected as a reduction to selling, general and administrative expenses in the statement of earnings. The amount of services rendered by Christiana on behalf of Wiscold and TLC for 1998 and 1997 is not material.

    During 1997, TLC made a payment on behalf of Christiana to retire a promissory note and accrued interest thereon in the amount of $2,326,000. TLC also repaid $295,000 of debt to Christiana during 1997. In 1999 TLC was required to make distributions to Christiana for income taxes of $1,757,000. Also during 1999 and 1998, TLC made distributions to Christiana of $13,312,000 and $10,000,000, respectively. These distributions to Christiana are reflected as reductions to Members' Equity in 1999, 1998, and 1997 as applicable.


C. INDEBTEDNESS:

    The following is a summary of long term indebtedness as of December 31:


                                                             1999                1998
                                                        ------------        ------------
Revolving credit agreement                              $ 53,552,000        $ 35,198,000
Notes payable                                                     --             163,000
Bonds payable                                              9,420,000                  --
Subordinated note                                          3,901,000           1,764,000
                                                        ------------        ------------
                                                          66,873,000          37,125,000
Less:  Current portion of long-term debt                    (500,000)         (1,848,000)
                                                        ------------        ------------
                                                        $ 66,373,000        $ 35,277,000
                                                        ============        ============

    TLC has a revolving credit agreement that provides for borrowings at December 31, 1999 of up to

$70,000,000. Borrowings under this agreement mature on November 2, 2003 and bear interest, payable monthly at either LIBOR plus 175 basis points, or a floating rate at the bank's prime rate (8.5% at December 31, 1999) and are secured by substantially all of TLC's assets. The interest rate will vary over the term of the credit agreement pursuant to a pricing grid based on the ratio of funded debt to EBITDA (earnings before interest, taxes, depreciation, amortization and other non-recurring items) as defined. The weighted average interest rate on these borrowings was 6.85% in 1999. The revolving credit agreement requires, among other things, that defined levels of net worth and debt service coverage be maintained and restricts certain activities including limitation on new indebtedness and the disposition of assets. As of December 31, 1999, TLC was in compliance with all covenants. No compensating balances are required under the terms of this credit facility.

    Zero Zone completed a new financing package August 31, 1999 with a major commercial bank. The package contains two bond issues and a demand line of credit. The first is a tax free Industrial Revenue Bond issue for $3,420,000 that was issued through the State of Wisconsin for the company's building addition. The bond has a 20 year life with no annual amortization and has a seven day variable interest rate, which was 5.75% at December 31, 1999. The second issue is a taxable Industrial Revenue Bond for $6,000,000 issued through a bank. This bond also has a 20 year maturity schedule with annual principal repayments of $500,000. The effective life of this bond is 12 years. The interest rate on the second bond is also a seven day variable interest rate, which was 6.75% at December 31, 1999. Both bonds are secured by Letters of Credit issued by a major commercial bank. Interest rate on the line is based on LIBOR plus an amount that varies according to a pricing grid determined by the ratio of funded debt to EBITDA. No amounts were outstanding at December 31, 1999. In addition, Zero Zone has $3,901,000 of subordinated notes which include $2,350,000 of notes to former shareholders of Zero Zone and bear the rate of 8%. The balance of $1,551,000 is a capital note bearing interest at 8.5% to a member of its management.

    C2, Inc. has a $15,000,000 unsecured line of credit, renewable annually. Borrowings under this line bear interest at either the London Interbank Offered Rate ("LIBOR") plus 125 basis points, or prime at the Company's option. No compensating balances are required under the terms of this credit facility. There were no borrowings under this credit line in 1999 or 1998.

    As of December 31, 1999, the future maturities of consolidated indebtedness are as follows:


          2000                            $   500,000
          2001                                500,000
          2002                              1,500,000
          2003                             55,052,000
          2004                                850,000
          Thereafter                        8,471,000


D. INCOME TAXES:

    Prior to July 1, 1997, TLC was included in the consolidated income tax return of Christiana. The amounts reflected in the financial statements are as if TLC was filing on a stand-along basis. Income taxes paid as shown in the statement of cash flows represents combined cash payments made to Christiana by TLC.

    Effective June 20, 1997, TLC converted from a C-Corporation to a Limited Liability Company. For purposes of taxation, all earnings of TLC are passed through to its members and taxed at the member level. C2, Inc. is taxed as a C-Corporation. Taxes for TLC in fiscal 1999 are booked at the C2, Inc. level and only represent tax on income from the two-thirds ownership held by C2, Inc..

    As TLC was no longer a taxable entity as of June 30, 1997, all deferred taxes of TLC were removed from the balance sheet. The elimination of deferred taxes resulted in an increase in earnings of $11,171,000 in fiscal 1997. The $515,000 provision for income taxes for 1997 represents the combined Federal and state income tax provision for the period during which TLC was a C-Corporation. For 1998, there was no tax provision recorded by TLC. The tax provision recorded by C2, Inc. on its consolidated income statement for 1999 represents taxes booked at the C2, Inc. level for corporate activity, operations related to Zero Zone and for its share of TLC income.

The summary of the provision for income taxes is as follows:


                                   1999             1998               1997
                                -----------     --------------       -----------
     Current:
       Federal                  $ 1,961,000                 --       $   487,000
       State                        277,000                 --            74,000
     Deferred                      (619,000)                --           (46,000)
                                -----------     --------------       -----------
                                $ 1,619,000                 --       $   515,000
                                ===========     ==============       ===========

The net deferred tax asset is classified in the consolidated balance sheet as follows:


                                                          AT DECEMBER 31,
                                             ----------------------------------------
                                               1999             1998          1997
                                             ---------       ----------     ---------
     Current net deferred income
       tax asset                             $ 859,000       $       --     $      --
     Non-current net deferred
       income tax liability                   (131,000)              --       (46,000)
                                             ---------       ----------     ---------
                                             $ 728,000       $       --     $ (46,000)
                                             =========       ==========     =========

    A reconciliation of the statutory Federal income tax rate for the six months ended June 30, 1997 and the year ended December 31, 1999 is as follows:


                                                                       12/31/99    6/30/97
                                                                       --------    -------
Statutory Federal income tax rate                                          34%        34%
Increase in taxes resulting from  state income tax, net                     4%         4%
Other, net                                                                  2%         4%
                                                                        -----      -----
                                                                           40%        42%
                                                                        =====      =====

E. STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS:

    The Company has 520,000 shares of its common stock reserved for issuance under a stock option plan, which permits the granting of options as well as appreciation rights and awards. During 1999, the first year of the stock option plan, options totaling 348,000 were granted at an exercise price of $4.00. No options were cancelled. At December 31, 1999 none of the total options granted were exercisable. Options are exercisable over the next five years.

    The weighted-average exercise price of total stock options outstanding was $4.00. No options were currently exercisable. Additionally, the weighted average contractual life of stock options outstanding at December 31, 1999 was 4.9 years.

    Changes in stock options outstanding are summarized as follows:


                                                                          NUMBER            EXERCISE
                                                                            OF                PRICE
                                                                          OPTIONS           PER OPTION
                                                                          -------           ----------
     Balance December 31, 1998                                                 --                --
          Options granted                                                 348,000             $4.00
                                                                          -------
     Balance December 31, 1999                                            348,000             $4.00
                                                                          =======

    Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method as provided therein. The fair value of each option is estimated on the date of the grant using an option pricing model with the following weighted-average assumptions used for options issued in 1999: risk-free interest rate of 6.5%, expected remaining life of 5 years, expected volatility of 57.6%, and no expected dividends.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Set forth below is a summary of the Company's net earnings and earnings per share as reported and pro forma, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.


                                                    December 31, 1999
                                             --------------------------------
                                              As Reported        Pro Forma
                                             --------------    --------------
     Net earnings                             $1,255,000        $1,127,000
     Basic earnings per share                 $     0.24             $0.22

The Company has a 401(k) plan covering substantially all of its employees. The costs under this plan have not been material. The Company does not provide post employment medical or life insurance benefits.

F. COMMITMENTS:

    TLC and Zero Zone have operating leases for warehouse and office facilities and transportation equipment. Rental expense under these leases was $6,606,000, $6,017,000 and $6,965,000 in 1999, 1998 and 1997, respectively. At December 31,
1999, future minimum lease payments under operating leases are as follows:


                 2000                     $6,521,000
                 2001                      5,691,000
                 2002                      4,513,000
                 2003                      2,926,000
                 2004                      1,985,000
               Thereafter                  7,607,000

G. ACCOUNTING PRONOUNCEMENTS:

During 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other non-member changes in equity. C2, Inc. does not have any other comprehensive income items. Accordingly, comprehensive income and net income are the same for all periods presented.

During 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. As C2, Inc. does not use derivatives nor engage in hedging activities, this statement will not have a material impact on C2, Inc.'s financial position. Adoption of this statement is required beginning June 15, 2000.

H. SUBSEQUENT EVENT:

On January 5, 2000, TLC completed the acquisition of a deep-frozen and refrigerated public warehouse in Paw Paw, Michigan for $4,250,000. This purchase was funded by increased borrowings under TLC's existing revolving credit facility. The acquisition of this facility, which includes 2,500,000 cubic foot of freezer space, brings the TLC network to 13 logistic centers with 36.3 million cubic foot of refrigerated capacity.


I. SEGMENT INFORMATION:

TLC divides its operations into two primary segments - warehousing services and logistic services. These segments are determined based upon the primary service lines provided to customers by TLC. However, TLC provides multiple services from both segments to many customers.

As of December 31, 1999, TLC's warehousing segments operated in twelve logistic centers consisting of seven refrigerated and five non-refrigerated. These logistic centers offer storage, order selection, product fulfillment, assembly and repackaging services in addition to inventory management services. In addition, TLC's refrigerated warehousing operations offer temperature sensitive storage, blast freezing and individual quick freeze (IQF) and packaging services.

TLC's logistic segment offers transportation and logistics management services in addition to international transportation and food service distribution services. These services are provided using both company owned equipment and carrier management services utilizing third party owned equipment.

Zero Zone manufactures frozen and refrigerated glass door reach-in display cases referred to as Product Sales and are used primarily by grocery, convenience and drug store chains for retail merchandising of food, beverage and floral products.

The accounting policies used by TLC's business segments are the same accounting policies used in the preparation of TLC financial statements. Segment profit for 1999 and 1998 is revenues less direct and allocable operating expenses. Segment profit for 1997 reflects only the segment gross margin as TLC did not specifically allocate selling, general and administrative expenses to its warehousing and logistic segments during that year. Corporate items include interest income, amortization expense, selling, general and administrative expenses, other income/expense and income taxes. Beginning in 1998, all corporate depreciation and amortization has been included as a component of warehousing and logistic segment profit. Corporate assets are principally cash and cash equivalents, goodwill, prepaid items and certain non-operating fixed assets. Corporate capital expenditures consist primarily of computer equipment and software and other non-operating fixed assets.

    Financial information by business segment is as follows:


                                           Warehousing         Logistic          Product
                                            Services           Services            Sales         Corporate           Total
                                           -----------      -------------      ------------     ------------      ------------
1999
----
Revenues                                   $47,622,000      $  60,110,000      $ 36,097,000               --      $143,829,000
Extraordinary item, net                                                             153,000                            153,000
Segment net earnings                           216,000            493,000           936,000         (390,000)        1,255,000
Total assets                                62,828,000         11,869,000        27,113,000       21,817,000       123,627,000
Capital expenditures                         2,795,000            296,000         1,531,000        2,813,000         7,435,000
Depreciation and amortization                4,753,000          1,088,000           759,000          919,000         7,519,000


1998
----
Revenues                                   $38,099,000      $  52,511,000                --     $        --       $ 90,610,000
Segment net earnings                         4,609,000          2,241,000                --      (2,475,000)         4,375,000
Total assets                                68,644,000         10,723,000                --       7,694,000         87,061,000
Capital expenditures                         1,888,000            296,000                --         661,000          2,845,000
Depreciation and amortization                5,107,000          1,147,000                --              --          6,254,000

1997
----
Revenues                                   $38,395,000      $  51,705,000                --     $        --       $ 90,100,000
Segment net earnings                         9,414,000(1)       4,318,000(1)             --        (161,000)(2)     13,571,000
Total assets                                71,927,000         10,424,000                --       7,083,000         89,434,000
Capital expenditures                         2,146,000            102,000                --         354,000          2,602,000
Depreciation and amortization                4,998,000          1,216,000                --         539,000          6,753,000

    (1) Segment profit in 1997 does not include an allocation for selling, general and administrative expenses.

    (2) Corporate segment profit for 1997 includes selling, general and administrative expenses of TLC's warehousing and logistic segments. Included in segment profit during 1997 is the $11,171,000 adjustment of deferred income taxes related to TLC's change in tax status.

C2, INC AND SUBSIDIARIES
QUARTERLY FINANCIAL INFORMATION (1)
(unaudited)


                                                                   QUARTER ENDED
                                           --------------------------------------------------------------
                                               MARCH            JUNE           SEPTEMBER        DECEMBER          TOTAL
                                           -------------------------------------------------------------------------------
1999
Revenues                                    $25,874,000      $35,007,000      $36,812,000      $46,136,000     $143,829,000

Earnings from operations                        974,000        2,500,000        2,310,000        3,260,000        9,044,000
Earnings before income taxes,
       extraordinary item and
       minority interest                       (179,000)       1,205,000        1,030,000        1,983,000        4,039,000
Net earnings (loss) before                     (178,000)         440,000          411,000          735,000        1,408,000
       extraordinary item
Extraordinary item, net of tax                                                    153,000                           153,000
Net earnings (loss)                            (178,000)         440,000          258,000          735,000        1,255,000
Basic and diluted earnings (loss)
       per share before extraordinary
       item                                       (0.03)            0.08             0.08             0.14             0.27

Basic and diluted earnings (loss)
       per share                                  (0.03)            0.08             0.05             0.14             0.24

1998
Revenues                                    $21,865,000      $21,600,000      $22,370,000      $24,775,000     $ 90,610,000

Earnings from operations                      1,437,000        1,784,000        1,764,000        1,865,000        6,850,000
Earnings before taxes                           740,000        1,297,000        1,086,000        1,252,000        4,375,000
Net earnings                                    740,000        1,297,000        1,086,000        1,252,000        4,375,000
Pro forma:
    Basic earnings per share                       0.14             0.25             0.21             0.24             0.84

    Diluted earnings per share                     0.14             0.24             0.20             0.24             0.82


    (1) The unaudited quarterly data for 1998 reflects the historical financial information of TLC alone.


     FIVE YEAR FINANCIAL INFORMATION (1)


                                                                  YEAR ENDED DECEMBER 31
                                   ----------------------------------------------------------------------------------------
                                        1999              1998               1997              1996                1995
                                   ----------------------------------------------------------------------------------------
Revenues                           $143,829,000       $ 90,610,000       $ 90,100,000       $ 78,349,000       $ 74,266,000

Net Earnings                          1,255,000          4,375,000         13,571,000            416,000          1,966,000

Basic Earnings Per Share                   0.24               0.84               2.61               0.08               0.38

Total Assets                        123,627,000         87,061,000         89,434,000         94,823,000         91,651,000

Long-Term Liabilities                67,432,000         38,607,000         36,967,000         58,037,000         58,281,000

Shareholders' Equity                 26,070,000         35,457,000         42,839,000         36,786,000         36,370,000


    (1) The fiscal years ended December 31, 1998, 1997, 1996 and 1995 reflect the historical financial information of TLC alone.

CORPORATE INFORMATION

DIRECTORS

Nicholas F. Brady                                David J. Lubar
   Chairman                                          President
   Darby Overseas Investments, LTD                   C2, Inc.

William T. Donovan                               Sheldon B. Lubar
   Chairman                                          Chairman
   C2, Inc.                                          Lubar & Co.

William H. Lacy                                  Albert O. Nicholas,
   Retired Chairman and CEO                          Chairman
   MGIC Investment Corporation                       Nicholas Company, Inc.


OFFICERS

William T. Donovan                               Betty J. White
   Chairman and Chief Financial Officer              Treasurer, Controller and
                                                     Assistant Secretary

David J. Lubar                                   Gary R. Sarner
   President                                         Chief Executive Officer
                                                     Total Logistic Control, LLC

Oyvind Solvang                                   Jack Van Der Ploeg
   Vice President                                    Chief Executive Officer
   e-commerce and Business Development               Zero Zone, Inc.

David E. Beckwith
   Secretary

TRANSFER AGENT AND REGISTRAR                     CORPORATE HEADQUARTERS

Firstar Trust Company                            700 N. Water, Suite 1200
P.O. Box 2077                                    Milwaukee, WI 53202
Milwaukee, Wisconsin 53201                       Telephone:  (414) 291-9000
                                                 Facsimile:    (414) 291-9061
                                                      www.c2-inc.com
EXCHANGE LISTING

C2, Inc. common stock trades on the Nasdaq Stock Market (R) under the symbol:
CTOO.

ANNUAL MEETING

C2, Inc. Annual Meeting of Shareholders will be held at 9:00 a.m. on April 27, 2000 at the Galleria Conference Room, Firstar Center, 777 East Wisconsin Avenue, Milwaukee, Wisconsin.

                            C2, INC. AND SUBSIDIARIES
                                    EXHIBITS


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K


                       FISCAL YEAR ENDED DECEMBER 31, 1999


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