Form 10-Q
period 2000-03-03
C2 INC
filed 2000-05-12
CIK 1052102

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
               --------------------------------------------------

                                    FORM 10-Q

      X           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2000

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

         Yes   X                    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value                                    5,078,464
----------------------------                      ------------------------------
         (Class)                                  (Outstanding at May 12, 2000.)


Page 1 of 12 total pages                 No exhibits are filed with this report.

PART I - FINANCIAL INFORMATION
   ITEM 1.  FINANCIAL STATEMENTS
                            C2, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                               (UNAUDITED)            (AUDITED)
                                                                                MARCH 31,            DECEMBER 31,
                                                                                 2000                  1999
                                                                          -------------------    ------------------
ASSETS:
Current Assets:
    Cash and cash equivalents                                             $         3,439,000    $        4,953,000
    Accounts receivable, net                                                       16,519,000            18,016,000
    Inventories                                                                     8,260,000             6,428,000
    Prepaids and other                                                              2,313,000             1,821,000
                                                                          -------------------    ------------------
       Total Current Assets                                                        30,531,000            31,218,000
                                                                          -------------------    ------------------

Long-Term Assets:
    Fixed assets, net                                                              77,038,000            73,495,000
    Goodwill                                                                       16,719,000            17,102,000
    Other assets                                                                    1,993,000             1,812,000
                                                                          -------------------    ------------------
       Total Long-Term Assets                                                      95,750,000            92,409,000
                                                                          -------------------    ------------------
                                                                          $       126,281,000    $      123,627,000
                                                                          ===================    ==================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
    Current maturities of long-term debt                                  $           500,000    $          500,000
    Short-term debt                                                                 2,800,000             2,770,000
    Accounts payable                                                               10,090,000             8,764,000
    Accrued liabilities                                                             8,771,000            10,349,000
                                                                          -------------------    ------------------
       Total Current Liabilities                                                   22,161,000            22,383,000
                                                                          -------------------    ------------------

Long-Term Liabilities:
    Long-term debt                                                                 69,292,000            66,373,000
    Other liabilities                                                               1,170,000             1,059,000
                                                                          -------------------    ------------------
       Total Long-Term Liabilities                                                 70,462,000            67,432,000
                                                                          -------------------    ------------------
       Total Liabilities                                                           92,623,000            89,815,000
                                                                          -------------------    ------------------
Minority Shareholders' Interests                                                    7,616,000             7,742,000

Shareholders' Equity:
    Preferred stock, par value $.01 per share,
       10,000 shares authorized, none issued or outstanding                                --                    --
    Common stock, par value $.01 per share;
       50,000 shares authorized, 5,078,464 issued and
       outstanding                                                                     52,000                52,000
    Additional paid-in capital                                                     20,358,000            20,358,000
    Treasury stock, at cost                                                          (574,000)                   --
    Retained earnings                                                               6,206,000             5,660,000
                                                                          -------------------    ------------------
       Total Shareholders' Equity                                                  26,042,000            26,070,000
                                                                          -------------------    ------------------
                                                                          $       126,281,000    $      123,627,000
                                                                          ===================    ==================

                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                               -----------------------------------------
                                                                      2000                  1999
                                                               -------------------    ------------------

Revenues:
    Logistic revenues                                          $        33,683,000    $       23,747,000
    Product sales                                                       12,070,000             2,127,000
                                                               -------------------    ------------------
                                                                        45,753,000            25,874,000
                                                               -------------------    ------------------

Costs and Expenses:
    Logistic expenses                                                   28,968,000            19,073,000
    Cost of product sales                                                8,255,000             1,744,000
    Depreciation and amortization                                        2,040,000             1,749,000
    Selling, general and administrative expenses                         3,665,000             2,334,000
                                                               -------------------    ------------------
                                                                        42,928,000            24,900,000
                                                               -------------------    ------------------

Earnings from Operations                                                 2,825,000               974,000

Other Income (Expense):
    Interest expense, net                                               (1,376,000)             (827,000)
    Merger-related expense                                                      --              (326,000)
    Other income (expense)                                                  (2,000)                   --
                                                               -------------------    ------------------
                                                                        (1,378,000)           (1,153,000)
                                                               -------------------    ------------------

Earnings (loss) before income taxes
    and minority interest                                                1,447,000              (179,000)

Income tax provision                                                       588,000               (11,000)
                                                               -------------------    ------------------

Net earnings (loss) before minority interest                               859,000              (168,000)

Minority interest                                                          313,000                10,000
                                                               -------------------    ------------------

Net earnings (loss)                                            $           546,000    $         (178,000)
                                                               ===================    ==================

Basic net earnings (loss) per share                            $              0.11    $           ($0.03)
                                                               ===================    ==================

Diluted net earnings (loss) per share                          $              0.10    $           ($0.03)
                                                               ===================    ==================

Average number of shares outstanding                                     5,180,827             5,202,664
                                                               ===================    ==================

Diluted number of shares outstanding                                     5,251,469             5,202,664
                                                               ===================    ==================


                            C2, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                               ADDITIONAL
                                                                PAID-IN     TREASURY    RETAINED     MEMBER'S
                                           SHARES     AMOUNT    CAPITAL      STOCK      EARNINGS     EQUITY         TOTAL
                                           -----------------------------------------------------------------------------------------


Balance, December 31, 1998                        --  $    --  $        --  $      --   $       --   $ 35,457,000   $ 35,457,000

Distribution to Christiana Companies, Inc.        --       --           --                      --    (13,312,000)   (13,312,000)

Sale of common stock                       5,202,664   52,000   20,358,000         --           --             --     20,410,000

Adjustments related to the acquisition
  of Total Logistic Control                       --       --           --         --    4,405,000    (22,145,000)   (17,740,000)

 Net earnings                                     --       --           --               1,255,000             --      1,255,000
                                           -----------------------------------------------------------------------------------------

Balance, December 31, 1999                 5,202,664   52,000   20,358,000         --    5,660,000             --     26,070,000

Purchase of treasury stock                  (124,200)      --           --   (574,000)          --             --       (574,000)

Net earnings for the three months ended
  March 31, 2000                                  --       --           --         --      546,000             --        546,000
                                           -----------------------------------------------------------------------------------------

Balance, March 31, 2000 (unaudited)        5,078,464  $52,000  $20,358,000  $(574,000)  $6,206,000             --   $ 26,042,000

                                           =========================================================================================



                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                      ----------------------------------------------
                                                                                               2000                     1999
                                                                                      ----------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                                               $              546,000   $           (178,000)
        Adjustments to reconcile net earnings to net
        cash (used in) provided by operating activities:
          Depreciation and amortization                                                            2,040,000              1,749,000
          Gain on sale of fixed assets                                                               (11,000)               (12,000)
          Minority interest in consolidated income of subsidiaries                                   313,000                 10,000
     Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                                               1,497,000               (943,000)
          (Increase) in other assets                                                              (2,302,000)            (1,407,000)
          (Decrease) in accounts payable and accrued liabilities                                    (252,000)              (134,000)
                                                                                      ----------------------   ---------------------

Net cash provided by (used in) operating activities                                                1,831,000               (915,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                                     (5,742,000)            (1,985,000)
     Proceeds from sale of assets                                                                    212,000                 34,000
     Businesses acquired, net of cash received                                                            --            (13,089,000)
                                                                                      ----------------------   ---------------------

Net cash (used in) investing activities                                                           (5,530,000)           (15,040,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of stock                                                                       --             20,410,000
    Purchase treasury stock                                                                         (574,000)                    --
    Net borrowings on credit lines                                                                    30,000              1,939,000
    Net borrowings on notes and loans payable                                                      2,919,000             12,994,000
    Distribution to minority interest                                                               (190,000)                    --
    Distributions to Christiana Companies, Inc.                                                           --            (13,312,000)
                                                                                      ----------------------   ---------------------

Net cash provided by financing activities                                                          2,185,000             22,031,000

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                                             (1,514,000)             6,076,000

BEGINNING CASH AND CASH EQUIVALENTS, January 1                                                     4,953,000                  9,000
                                                                                      ----------------------   ---------------------

ENDING CASH AND CASH EQUIVALENTS, March 31                                            $            3,439,000   $          6,085,000
                                                                                      ======================   =====================

Supplemental disclosures of cash flow information:
     Interest paid                                                                    $            1,329,000   $            755,000
     Income taxes paid                                                                $            1,525,000   $             73,000



                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1 -- ACCOUNTING POLICIES

The accompanying unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods presented and should be read in conjunction with the Company's 1999 Annual Report on Form 10-K.


NOTE 2 -- ACQUISITION OF REFRIGERATED WAREHOUSE

On January 5, 2000, TLC completed the acquisition of a deep-frozen and refrigerated public warehouse in Paw Paw, Michigan for $4,250,000. This purchase was funded by increased borrowings under TLC's existing revolving credit facility. The acquisition of this facility, which includes 2,500,000 cu. ft. of freezer space, brings the TLC network to 13 logistic centers with 36.3 million cu. ft. of refrigerated capacity.


NOTE 3 -- EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share for the quarters ended March 31, 2000 and 1999. The calculations are based on the common shares outstanding since the offering and assumes that such shares were issued and outstanding for each of the quarters ended March 31, 2000 and 1999.


                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                   --------------------------------------
                                                                                         2000                 1999
                                                                                   -----------------    -----------------

Basic Earnings per Share:
    Net income available to common shareholders                                    $         546,000    $        (178,000)
    Average shares of common stock outstanding                                             5,180,827            5,202,664
                                                                                   -----------------    -----------------
    Basic earnings per share                                                       $            0.11               ($0.03)
                                                                                   =================    =================

Diluted Earnings per Share:
    Average shares of common stock outstanding                                             5,180,827            5,202,664
    Incremental common shares applicable to common stock options                              70,642                   --*
                                                                                   -----------------    -----------------
    Average common shares assuming full dilution                                           5,251,469            5,202,664
                                                                                   -----------------    -----------------
    Diluted earnings per share                                                     $            0.10               ($0.03)
                                                                                   =================    =================




* No shares are included because the impact is anti-dilutive.

ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

General Business

C2, Inc. ("C2 or the Company") was formed in connection with the separation of Christiana Companies, Inc.'s ("Christiana") warehousing and logistics business from its holding of common stock of Weatherford International, Inc. ("Weatherford"). This separation was accomplished through the purchase by C2 of 66.7% of Christiana's operating unit, Total Logistic Control, LLC ("TLC") and the subsequent merger of a subsidiary of Weatherford with and into Christiana, whose assets then consisted of 33.3% of Total Logistic Control, LLC and 4,386,762 shares of Weatherford common stock. These transactions were completed on February 8, 1999 and on that date, Christiana ceased trading of its common stock.

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

The Company is comprised of two operating companies, TLC and Zero Zone. TLC, based in Zeeland, Michigan, is a national provider of integrated third party logistic services which include refrigerated and dry warehousing, transportation, supply chain management, international freight forwarding, food distribution and packaging and fulfillment services. Operations are conducted through a network of 13 distribution warehouses of which eight are refrigerated or frozen facilities with an aggregate capacity of 34 million cubic feet. TLC also operates a transportation fleet of 203 refrigerated units.

Zero Zone, based in North Prairie, Wisconsin, manufactures refrigerated and freezer display cases used in grocery, convenience and drug store chains for retail merchandising of food, beverage and floral products.

The consolidated financial statements of C2, Inc. presented herein reflect the results of operations of TLC for the full three month periods ended March 31, 2000 and 1999; those of C2 for the full three month period ended March 31, 2000 and for the period February 8 to March 31, 1999; and those of Zero Zone for the full three month period ended March 31, 2000 and the period March 12-31, 1999.

Results of Operations

Consolidated revenues for the quarter ended March 31, 2000 increased 77% to $45,753,000 compared to $25,874,000 reported for the same period last year. Revenue growth was attributable to higher volume at both TLC and Zero Zone and a full three month period this year for Zero Zone. Revenues attributable to TLC increased 42% to $33,683,000 for the period compared to $23,747,000 reported for the first quarter of fiscal 1999 driven by increased capacity utilization in warehousing and logistics operations and higher volume from existing and new customers in logistic management services.

Zero Zone contributed revenues of $12,070,000 for the three months ended March 31, 2000 compared to $2,127,000 for last years first quarter. In last year's quarter Zero Zone's operations were included for the two week period since its acquisition by C2, Inc. on March 12, 1999. In comparing Zero Zone's sales for a full three month period in both year's sales increased 50%.

Consolidated earnings from operations for the quarter were $2,825,000 compared to $974,000 for the same period last year. Operating earnings contributed by TLC for the quarter increased 23% to $1,443,000 compared to $1,173,000 recorded in the same period last year. Overhead expenses at TLC decreased approximately $315,000 quarter to quarter largely due to infrastructure investment in information systems in the first quarter of 1999. In the quarter, TLC announced the acquisition of a deep-frozen and refrigerated public warehouse in Paw Paw, Michigan for $4,250,000, bringing the TLC network to 13 logistic centers with
36.3 million cu. ft. of refrigerated capacity.

Earnings from operations contributed by Zero Zone in the first quarter of 2000 totaled $1,726,000 reflecting significant increase over the $155,000 income from operations recorded for the two week period in last year's first quarter. On a full three month comparative basis Zero Zone's earnings from operations in the first quarter of fiscal 2000 increased 139% over those recorded for the three months ended March 31, 1999.

Net interest expense in the first quarter of fiscal 2000 was $1,376,000 compared to $827,000 for the same period last year. Interest expense increased primarily due to a full three month period of increased debt in fiscal 2000 compared to the same period last year. In last year's period TLC increased its outstanding debt by $10 million on February 8, 1999 in connection with the merger transaction between Christiana and Weatherford. Additionally, on March 12, 1999 the Company acquired 70.6% of Zero Zone, Inc. which increased debt outstanding. Interest expense increased year over year to a lesser extent due to higher interest rates on short term borrowings at TLC.

Net earnings for the quarter ended March 31, 2000 were $546,000, or $0.11 per share, compared to a net loss of $178,000, or $0.03 per share, reported for the prior year's first quarter. In last year's first quarter the operations of Zero Zone were included for a two week period as its acquisition by C2, Inc. was completed on March 12, 1999. Additionally, in last year's period, C2, Inc. incurred one-time merger and acquisition related charges of $337,000, net of tax and minority interest.

Liquidity and Capital Resources

The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, service lease commitments, maintain and improve warehouse, transportation and manufacturing facilities and equipment, and make other investments. The company is active in the acquisition, leasing or new construction of warehouse facilities, particularly refrigerated facilities. Historically, bank financing, leasing and internally generated cash have provided funding for these activities. Currently, the Company has significant subsidiary level lending relationships with three major commercial banks. At March 31, 2000, the Company's operating subsidiaries had outstanding debt of $72,592,000, all of which is borrowed under various facilities with these banks. None of this debt is guaranteed by the Company.

TLC entered into a $70 million credit agreement, dated November 2, 1998. This credit facility is secured by liens or security interests on substantially all of the assets of TLC and mortgages on its real estate. This five year revolving credit facility, by its terms, steps down on November 3 each year beginning in 1999 through November 2, 2003 by $1.25 million in 1999, $4.4 million in 2000, $5.0 million in 2001, $6.0 million in 2002, and a final maturity of $53.35 million is due on November 2, 2003. The interest rate on borrowings under this credit agreement are LIBOR or prime rate, at TLC's option, and vary pursuant to a pricing grid based on the ratio of TLC's funded debt to EBITDA, as defined in the credit agreement. At March 31, 2000 TLC had $56.4 million in outstanding borrowings under this facility with an average interest rate of LIBOR plus 155 or 7.88%.

Zero Zone completed a financing package August 31, 1999 with a major commercial bank. The package contains two bond issues and a demand line of credit. The first is a tax free Industrial Revenue Bond issue for $3,420,000 that was issued through the State of Wisconsin for the company's building addition. The bond has a 20 year life with no annual amortization and has a seven day variable interest rate. The second issue is a taxable Industrial Revenue Bond for $6,000,000 issued through a bank. This bond also has a 20 year maturity schedule with annual principal repayments of $500,000. The effective life of this bond is 12 years. The interest rate on the second bond is also a seven day variable interest rate. Both bonds are secured by Letters of Credit issued by a major commercial bank. Interest rate on the line is based on LIBOR plus an amount that varies according to a pricing grid determined by the ratio of funded debt to EBITDA.


Zero Zone has unsecured senior subordinated indebtedness in the amount of $2,350,000 to former and existing shareholders. The interest rate is 8%.

Zero Zone also has $3,000,000 of unsecured junior subordinated indebtedness to existing shareholders. Payments of $1,000,000 per year begin December 31, 2002. The interest rate is 8.5% of which 3.4% is paid in cash and 5.1% is payment-in-kind.

As of March 31, 2000, the Company had cash and cash equivalents on hand of $3,439,000 compared to $4,953,000 at December 31, 1999.

Cash flows provided by operations for the quarter ended March 31, 2000, totaled $1,831,000 compared to cash flows used of $915,000 in the previous period. The increase in cash flows from operating activities is primarily attributable to the increase in earnings and lower accounts receivable at both TLC and Zero Zone.

Cash flows used in investing activities in the quarter totaled $5,530,000 compared to $15,040,000 for the same period last year. In the quarter ended March 31, 2000, the use of cash was primarily the result of the acquisition of a refrigerated warehouse and capital expenditures. In the previous year, the significant use of cash was due to the acquisition of 66.7% of TLC for $10,667,000 and the acquisition of 70.6% of Zero Zone for $3,000,000, net of cash acquired of $578,000.

Cash flows from financing activities totaled $2,185,000 compared to $22,031,000 for the same period last year, which included net proceeds of $20,410,000 from the Company's initial public offering of its common stock and increased borrowings to fund TLC's distributions to Christiana. In the current quarter cash flow from net borrowings under notes payable and credit lines was $2,919,000 and related primarily to the acquisition of a refrigerated warehouse. The Company purchased 124,200 shares of C2 common stock at $4.625 per share for a total of $574,000.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Reform Act of 1995. These statements include, among other things, discussions of growth in the market and demand for services in third party logistics, as well the outlook for new construction or the refurbishment of grocery, drug and convenience stores. These forward-looking statements are subject to risks and uncertainties, including, but are not limited to, the pace of consolidation within the food industry and among food retailers, the impact of new or increased competition in providing warehousing or transportation services or display case manufacturing, the risk that the costs of providing transportation services, including fuel, are not able to be fully recovered from customers, other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including its Form 10-K for the year ended December 31, 1999. There can be no assurance that the Company has accurately identified and properly weighted all of the factors which affect market conditions and demand for the Company's services and products, that the information upon which the Company has relied is accurate or complete, that the Company's analysis of the market and demand for its services, particularly in third party transportation management services is correct or that the strategy based on such analyses will be successful. Actual results may differ materially from management expectations.

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



                                    C2, Inc.
                                  (Registrant)






Date: May 12, 2000                     /s/  William T. Donovan
      -------------------              -----------------------------------------
      William T. Donovan                    William T. Donovan
                                            Chairman and Chief Financial Officer




Date: May 12, 2000                     /s/  David J. Lubar
      -------------------              -----------------------------------------
                                            David J. Lubar
                                            President