Form 10-Q
period 2000-06-30
C2 INC
filed 2000-08-09
CIK 1052102

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2000

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from            to
                                         ----------    -----------

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


Registrant's telephone number, including area code (414) 291-9000
                                                   --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  [X]       No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value                   5,081,864
----------------------------       --------------------------------
         (Class)                   (Outstanding at August 9, 2000.)



Page 1 of 13 total pages                 No exhibits are filed with this report.

PART I - FINANCIAL INFORMATION
    ITEM 1. FINANCIAL STATEMENTS
                            C2, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       (UNAUDITED)       (AUDITED)
                                                                         JUNE 30,       DECEMBER 31,
                                                                           2000            1999
                                                                     --------------   ---------------
ASSETS:
Current Assets:
    Cash and cash equivalents                                        $   3,344,000    $   4,953,000
    Accounts receivable, net                                            18,660,000       18,016,000
    Inventories                                                          6,801,000        6,428,000
    Prepaids and other                                                   2,302,000        1,821,000
                                                                     --------------   ---------------
       Total Current Assets                                             31,107,000       31,218,000
                                                                     --------------   ---------------
Long-Term Assets:
    Fixed assets, net                                                   76,622,000       73,495,000
    Goodwill                                                            16,307,000       17,102,000
    Other assets                                                         1,878,000        1,812,000
                                                                     --------------   ---------------
       Total Long-Term Assets                                           94,807,000       92,409,000
                                                                     --------------   ---------------
                                                                     $ 125,914,000    $ 123,627,000
                                                                     ==============   ===============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
    Current portion of long-term debt                                $     500,000    $     500,000
    Short term debt                                                      4,510,000        2,770,000
    Accounts payable                                                     9,573,000        8,764,000
    Accrued liabilities                                                  9,334,000       10,349,000
                                                                     --------------   ---------------
          Total Current Liabilities                                     23,917,000       22,383,000
                                                                     --------------   ---------------
Long-Term Liabilities:
    Long-term debt                                                      66,493,000       66,373,000
    Other liabilities                                                    1,151,000        1,059,000
                                                                     --------------   ---------------
       Total Long-Term Liabilities                                      67,644,000       67,432,000
                                                                     --------------   ---------------
       Total Liabilities                                                91,561,000       89,815,000
                                                                     --------------   ---------------
Minority Shareholders' Interests                                         7,665,000        7,742,000

Shareholders' Equity:
    Preferred stock, par value $.01 per share,                                  --               --
     10,000,000 shares authorized, none issued or outstanding
    Common stock, par value $.01 per share;
      50,000,000 shares authorized, 5,081,864 issued and
      outstanding                                                           52,000           52,000
    Additional paid-in capital                                          20,372,000       20,358,000
    Treasury stock, at cost                                               (578,000)              --
    Retained earnings                                                    6,842,000        5,660,000
                                                                     --------------   ---------------
       Total Shareholders' Equity                                       26,688,000       26,070,000
                                                                     --------------   ---------------
                                                                     $ 125,914,000    $ 123,627,000
                                                                     ================================


                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      JUNE 30,                        JUNE 30,
                                                          -----------------------------   -----------------------------
                                                                2000          1999             2000            1999
                                                          -----------------------------   -----------------------------
Revenues:
    Logistics revenues                                    $  28,304,000  $  24,389,000    $  61,987,000  $  48,136,000
    Product sales                                            14,789,000     10,618,000       26,859,000     12,746,000
                                                          -----------------------------   -----------------------------
                                                             43,093,000     35,007,000       88,846,000     60,882,000
                                                          -----------------------------   -----------------------------
Costs and Expenses:
    Logistics expenses                                       23,540,000     19,404,000       52,508,000     38,477,000
    Cost of product sales                                    10,451,000      7,616,000       18,706,000      9,361,000
    Depreciation and amortization                             2,065,000      1,938,000        4,105,000      3,688,000
    Selling, general and administrative                       3,861,000      3,549,000        7,526,000      5,874,000
                                                          -----------------------------   -----------------------------
                                                             39,917,000     32,507,000       82,845,000     57,400,000
                                                          -----------------------------   -----------------------------

Earnings from Operations                                      3,176,000      2,500,000        6,001,000      3,482,000

Other Income (Expense):
    Interest expense, net                                    (1,492,000)    (1,266,000)      (2,868,000)    (2,092,000)
    Merger-related expense                                           --             --               --       (343,000)
    Other income (expense), net                                   2,000        (29,000)              --        (21,000)
                                                          -----------------------------   -----------------------------
                                                             (1,490,000)    (1,295,000)      (2,868,000)    (2,456,000)
                                                          -----------------------------   -----------------------------

Earnings before Income Taxes and
    Minority Interest                                         1,686,000      1,205,000        3,133,000      1,026,000

Income tax provision                                            667,000        443,000        1,255,000        432,000
                                                          -----------------------------   -----------------------------

Net Earnings before Minority Interest                         1,019,000        762,000        1,878,000        594,000

Minority Interest                                               383,000        322,000          696,000        332,000
                                                          -----------------------------   -----------------------------

Net Earnings                                              $     636,000  $     440,000    $   1,182,000  $     262,000
                                                          =============================   =============================

Basic Earnings per Share                                  $        0.13  $        0.08    $        0.23  $        0.05
                                                          =============================   =============================

Diluted Net Earnings per Share                            $        0.12  $        0.08    $        0.23  $        0.05
                                                          =============================   =============================

Weighted average number of shares
Outstanding                                                   5,180,148      5,202,664        5,130,487      5,202,664

Diluted number of shares outstanding                          5,196,132      5,321,169        5,222,587      5,318,741



                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                ADDITIONAL
                                                                 PAID-IN      TREASURY     RETAINED     MEMBER'S
                                            SHARES   AMOUNT      CAPITAL        STOCK      EARNINGS      EQUITY          TOTAL
                                          ---------------------------------------------------------------------------------------
Balance, December 31, 1998                       --  $    --  $        --    $      --   $       --  $ 35,457,000   $ 35,457,000

Distribution to Christiana
  Companies, Inc.                                --       --           --           --           --   (13,312,000)   (13,312,000)

Sale of common stock                      5,202,664   52,000   20,358,000           --           --            --     20,410,000

Adjustments related to the acquisition
  of  Total Logistic Control                     --       --           --           --    4,405,000   (22,145,000)   (17,740,000)

 Net earnings                                    --       --           --           --    1,255,000            --      1,255,000
                                          ---------------------------------------------------------------------------------------

Balance, December 31, 1999                5,202,664   52,000   20,358,000           --    5,660,000            --     26,070,000

Purchase of treasury stock                 (124,200)      --           --     (578,000)          --            --       (578,000)

Exercise of stock options                     3,400       --       14,000           --           --            --         14,000

Net earnings for the six months ended
  June 30, 2000                                  --       --           --           --    1,182,000            --      1,182,000

                                          ---------------------------------------------------------------------------------------
Balance, June 30, 2000 (unaudited)        5,081,864  $52,000  $20,372,000    $(578,000)  $6,842,000            --   $ 26,688,000
                                          =======================================================================================





                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                   ---------------------------------
                                                                                         2000             1999
                                                                                   ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                   $    1,182,000    $     262,000
       Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation and amortization                                                 4,106,000        3,688,000
          (Gain) loss on sale of fixed assets                                             (42,000)         (21,000)
          Minority interest                                                               695,000          332,000
       Changes in assets and liabilities:
          (Increase) in accounts receivable                                              (644,000)      (2,859,000)
          (Increase) in other assets                                                     (767,000)        (314,000)
          Increase (decrease) in accounts payable and accrued liabilities                (206,000)       1,157,000
                                                                                   ----------------  ---------------
Net cash provided by operating activities                                               4,324,000        2,245,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                           (7,332,000)      (4,948,000)
    Proceeds from sale of assets                                                          355,000           34,000
    Businesses acquired, net of cash received                                                  --      (13,089,000)
                                                                                   ----------------  ---------------
Net cash (used in) investing activities                                                (6,977,000)     (18,003,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of stock                                                        14,000       20,410,000
    Purchase treasury stock                                                             (578,000)               --
    Net (payments) borrowings on credit lines                                           1,740,000       (2,006,000)
    Net borrowings on notes and loans payable                                             120,000       15,482,000
    Distribution to minority shareholders                                                (252,000)         (44,000)
    Distributions to Christiana Companies, Inc.                                                --      (13,312,000)
                                                                                   ----------------  ---------------
Net cash provided by financing activities                                               1,044,000       20,530,000

NET INCREASE (DECREASE) IN CASH AND CASH                                               (1,609,000)       4,772,000
    EQUIVALENTS

BEGINNING CASH AND CASH EQUIVALENTS, January 1                                          4,953,000            9,000
                                                                                   ----------------  ---------------

ENDING CASH AND CASH EQUIVALENTS, June 30                                          $    3,344,000    $   4,781,000
                                                                                   ================  ===============
Supplemental disclosures of cash flow information:
Interest paid                                                                      $    2,572,000    $   2,077,000
Income taxes paid                                                                  $    2,245,000    $     410,000



                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K.

In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three and six months ended June 30, 2000, are not necessarily indicative of results that may be expected for the year ending December 31, 2000.

NOTE 2 -- ACQUISITION OF REFRIGERATED WAREHOUSE

On January 5, 2000, Total Logistic Control, LLC completed the acquisition of a deep-frozen and refrigerated warehouse facility in Paw Paw, Michigan for $4,250,000. This purchase was funded by increased borrowings under TLC's existing revolving credit facility. The acquisition of this facility, which is comprised of 2,500,000 cu.ft. of warehouse capacity, brings the TLC network to 13 logistic centers with 36.3 million cu.ft. of refrigerated capacity.

NOTE 3 -- EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share for the quarters and six months ended June 30, 2000 and 1999. The calculations are based on the common shares outstanding since the offering and assume that such shares were issued and outstanding for each of the periods ended June 30, 2000 and 1999.

                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  JUNE 30,                         JUNE 30,
                                                     -------------------------------   ----------------------------
                                                            2000           1999             2000           1999
                                                     -------------------------------   ----------------------------
Basic Earnings per Share:
    Net earnings available to common shareholders    $     636,000   $     440,000     $  1,182,000   $    262,000
    Average shares of common stock outstanding           5,080,148       5,202,664        5,130,487      5,202,664
                                                     -------------------------------   -----------------------------
    Basic earnings per share                         $        0.13   $        0.08     $       0.23   $       0.05
                                                     ===============================   =============================
Diluted Earnings per Share:
    Average shares of common stock outstanding           5,080,148       5,202,664        5,130,487      5,202,664
    Incremental common shares applicable to
          common stock options                             115,984         118,505           92,100        116,077
                                                     -------------------------------   -----------------------------
    Average common shares assuming full dilution         5,196,132       5,321,169        5,222,587      5,318,741
                                                     -------------------------------   -----------------------------
 Diluted earnings per share                          $        0.12   $        0.08     $       0.23    $      0.05
                                                     ===============================   =============================


NOTE 4 -- SEGMENT INFORMATION

TLC divides it operations into two primary segments - warehousing services and logistic services. These segments are determined based upon the primary service lines provided to customers by TLC. However, TLC provides multiple services from both segments to many customers.

As of June 30, 2000, TLC's warehousing segments operated in thirteen logistic centers consisting of eight refrigerated and five non-refrigerated. These logistic centers offer storage, order selection, product fulfillment, assembly and repackaging services in addition to inventory management services. In addition, TLC's refrigerated warehousing operations offer temperature sensitive storage, blast freezing and individual quick freeze (IQF) and packaging services.

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

Financial information by business segment is as follows:

                                                      THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                           JUNE 30,                              JUNE 30,
                                              ----------------------------------    ----------------------------------
Revenues:                                            2000             1999                 2000             1999
                                              ----------------------------------    ----------------------------------
    Warehousing Services                      $    13,131,000   $   10,470,000      $    26,411,000   $   21,751,000
    Logistic Services                              15,172,000       13,919,000           35,576,000       26,385,000
    Product Sales                                  14,790,000       10,618,000           26,859,000       12,746,000
                                              ----------------------------------    ----------------------------------
                                              $    43,093,000   $   35,007,000      $    88,846,000   $   60,882,000
                                              ==================================    ==================================
Operating Earnings:
    Warehousing Services                      $     2,271,000   $    1,612,000      $     3,744,000   $    3,494,000
    Logistic Services                               1,252,000        1,514,000            2,919,000        2,996,000
    Product Sales                                   1,856,000        1,086,000            3,494,000        1,011,000
    Corporate                                      (2,203,000)      (1,712,000)          (4,156,000)      (4,019,000)
                                              ----------------------------------    ----------------------------------
                                              $     3,176,000   $    2,500,000      $     6,001,000   $    3,482,000
                                              ==================================    ==================================


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
General Business

C2, Inc. ("C2 or the Company") was formed in connection with the separation of Christiana Companies, Inc.'s ("Christiana") warehousing and logistics business from its holding of common stock of Weatherford International Inc. ("Weatherford"). This separation was accomplished through the purchase by C2 of 66.7% of Christiana's operating unit, Total Logistic Control, LLC (TLC") and the subsequent merger of a subsidiary of Weatherford with and into Christiana, whose assets then consisted of 33.3% of Total Logistic Control, LLC and 4,386,762 shares of Weatherford common stock. These transactions were completed on February 8, 1999 and on that date, Christiana ceased trading of its common stock.

C2, Inc. completed an offering of 5,202,664 shares of its common stock to the former shareholders of Christiana on March 4, 1999. The shares were priced at $4.00 per share and were fully subscribed. Total proceeds to the Company were $20,410,000, net of offerings costs of $400,000.

On March 12, 1999, C2 purchased 70.6 percent of the common stock of Zero Zone, Inc., ("Zero Zone") a Wisconsin-based manufacturer of frozen and refrigerated display cases in connection with a $19,500,000 recapitalization plan.

The Company is comprised of two operating companies, TLC and Zero Zone. TLC, based in Zeeland, Michigan, is a national provider of integrated third party logistic services which include refrigerated and dry warehousing, logistic management services, transportation, fulfillment services for e-commerce applications, international freight forwarding, food distribution and packaging services. Operations are conducted through a network of 13 logistic centers with
36.3 cubic feet of refrigerated capacity and more than 1 million square feet of dry warehouse space. TLC operates its own fleet of 233 refrigerated transportation units.

Zero Zone, based in North Prairie, Wisconsin, manufactures refrigerated and freezer display cases used in grocery, convenience and drug store chains for retail merchandising of food, beverage and floral products.

The consolidated financial statements of C2, Inc. presented herein reflect the results of operations of TLC for the full six month periods ended June 30, 2000 and 1999; those of C2 for the full six month period ended June 30, 2000 and for the period February 8 to June 30, 1999; and those of Zero Zone for the full six month period ended June 30, 2000 and the period March 12 - June 30, 1999.

Results of Operations

Consolidated revenues for the quarter ended June 30, 2000 increased 23.1% to $43,093,000 compared to $35,007,000 reported for the same period last year. Revenue growth was attributable to higher volume at both TLC and Zero Zone. Revenues attributable to TLC increased 16% to $28,304,000 for the period compared to $24,389,000 reported for the second quarter of fiscal 1999 driven by increased capacity utilization in warehousing and logistics operations and higher volume from existing and new customers in logistic management services.

Zero Zone contributed revenues of $14,789,000 for the three months ended June 30, 2000 compared to $10,618,000 for last year's comparable period, an increase of $4,171,000 or 39.3%. The increase was the result of higher demand from existing accounts as well as new customers.

Consolidated earnings from operations for the quarter were $3,176,000, representing growth of 27% compared to $2,500,000 for the same period last year. Operating earnings contributed by TLC for the quarter were $1,613,000 compared to $1,634,000. The slight reduction in operating earnings was the result of higher fuel costs. At Zero Zone, operating earnings increased $770,000, or 65.6%, over the same period in 1999, reflecting record sales and increased operating capacity.

Net interest expense in the quarter ended June 30, 2000 was $1,492,000 compared to $1,266,000. The increase is attributable to both higher interest rates and increased borrowings related to the acquisition of a refrigerated warehouse during the first quarter and increased working capital at Zero Zone.

Net earnings for the quarter ended June 30, 2000 increased 44.5% to $636,000, or $0.13 per share ($0.12 per share diluted), compared to $440,000, or $0.08 per share (basic and diluted), reported for the prior year's second quarter. Basic earnings per share increased 62.5% year to year aided in part by the Company's market purchase of 124,200 common shares completed in the first quarter.

For the six months ended June 30, 2000, revenues were $88,846,000 compared to $60,882,000 in the same period last year, representing an increase of 45.9%. Revenues attributable to TLC for the period were $61,987,000, an increase of 28.8% over last year's level of $48,136,000. For the period, Zero Zone's sales totaled $26,859,000. Growth in new retail store construction, refurbishment of existing stores, and a full six month period this year were principal factors in the Company's year to year growth.

Earnings from operations for the six months were $6,001,000 compared to $3,482,000 for the comparable period in 1999, or an increase of 72.3%. Operating earnings contributed by TLC for the period increased 8.8% to $3,055,000 compared to $2,808,000 recorded in the same period last year. Selling, general and administrative expenses at TLC decreased approximately $613,000 period to period largely due to infrastructure investment in information systems in the previous year. Earnings from operations contributed by Zero Zone in the first six months of 2000 totaled $3,671,000 reflecting a significant increase over the previous year's earnings from operations which was attributable to a 3 1/2 month period.

Net interest expense in the first six months of 2000 was $2,868,000 compared to $2,092,000 for the same period last year. Interest expense increased primarily due to a full six month period of increased debt in fiscal 2000 compared to the same period last year and the acquisition of a refrigerated warehouse facility which was funded by an increase in TLC's revolving credit facility. In last year's period TLC increased its outstanding debt by $10 million on February 8, 1999 in connection with the merger transaction between Christiana and Weatherford. Additionally, on March 12, 1999 the Company acquired 70.6% of Zero Zone, Inc. which increased debt outstanding. Interest expense increased year over year to a lesser extent due to higher interest rates on variable rate borrowings at both TLC and Zero Zone.

For the first six months of fiscal 2000, C2, Inc. reported net earnings of $1,182,000, or $0.23 per share (basic and diluted) compared to $262,000, or $0.05 per share (basic and diluted), reported for the same period a year ago. In last year's period, the operations of Zero Zone were included for a 3 1/2 month period due to its acquisition on March 12, 1999 and the Company incurred one time merger and acquisition related charges of $349,000, or $0.07 per share.

Liquidity and Capital Resources

The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, service lease commitments, maintain and improve warehouse, transportation and manufacturing facilities and equipment, and make other investments. The company is active in the acquisition, leasing or new construction of warehouse facilities, particularly refrigerated facilities. Additionally, the Company is active in seeking acquisitions that will strategically build Zero Zone's business. Historically, bank financing, leasing and internally generated cash have provided funding for these activities. To the extend that acquisitions or new facility development exceed historical funding sources, the Company may consider issuing equity securities in an underwritten stock offering, a rights offering or in private placement transactions. Currently, the Company has significant subsidiary level lending relationships with three major commercial banks. At June 30, 2000, the Company's operating subsidiaries had outstanding debt of $71,503,000, all of which is borrowed under various facilities with these banks.

TLC entered into a $70 million credit agreement, dated November 2, 1998. This credit facility is secured by liens or security interests on substantially all of the assets of TLC and mortgages on its real estate. This five year revolving credit facility, by its terms, steps down on November 3 each year beginning in 1999 through November 2, 2003 by $1.25 million in 1999, $4.4 million in 2000, $5.0 million in 2001, $6.0 million in 2002, and a final maturity of $53.35 million is due on November 2, 2003. Additional credit available to TLC at June 30, 2000 was $15.15 million. The interest rate on borrowings under this credit agreement are LIBOR or prime rate based, at TLC's option, and vary pursuant to a pricing grid based on the ratio of TLC's funded debt to EBITDA, as defined in the credit agreement. At June 30, 2000 TLC had $53.6 million in outstanding borrowings under this facility with an average interest rate of LIBOR plus 155 or 8.09%.

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

As of June 30, 2000 the Company had cash and cash equivalents on hand of $3,344,000 compared to $4,953,000 at December 31, 1999.

Cash flows provided by operations for six months ended June 30, 2000, totaled $4,324,000 compared to $2,245,000 in the previous period. The increase in cash flows from operating activities is primarily attributable to the increase in earnings.

Cash flows used in investing activities in the period totaled $6,977,000 compared to $18,003,000 for the same period last year. In the six months ended June 30, 2000, the use of cash was primarily the result of the acquisition of a refrigerated warehouse and capital expenditures. In the previous year, the significant use of cash was primarily due to the acquisition of 66.7% of TLC for $10,667,000 and the acquisition of 70.6% of Zero Zone for $3,000,000, net of cash acquired of $578,000.

Cash flows from financing activities totaled $1,044,000 compared to $20,530,000 for the same period last year, which included net proceeds of $20,410,000 from the Company's initial public offering of its common stock and increased borrowings under notes payable and credit lines was $1,740,000 related primarily to the acquisition of a refrigerated warehouse. The Company purchased 124,200 shares of C2 common stock at $4.654 per share for a total of $578,000.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements and other statements that are not historical facts. Actual results may differ materially from management's expectations. The forward-looking statements involve risks and uncertainties, including but not limited to:

    - Demand for warehousing, transportation, logistics services and refrigerated display cases may be adversely affected by increases in interest rates, adverse economic conditions, increased energy costs, weather or market conditions which adversely affect vegetable and fruit crop yields, loss of a material customer or other factors.

    - Growth in volume of services or products may be adversely affected by an inability to identify and hire qualified employees.

    - The Company's profitability may be adversely affected by increases in interest rates because a significant portion of the Company's debt bears interest at variable interest rates.

Additional information about risks and uncertainties discussed above as well as additional material risks in the Company's business may be found in the Company's annual report on Form 10K for the year 1999 and other filings made by the Company from time to time with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 1.   Not applicable.


Item 2.   Not applicable.


Item 3.   Not applicable.


Item 4.   Not applicable.                                                      .


Item 5.   Not applicable.


Item 6.   Exhibits and Reports on Form 8-K

          None

SIGNATURES:

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    C2, Inc.
                                    (Registrant)






Date:                               /s/ William T. Donovan
       -------------------          --------------------------------------------
                                        William T. Donovan
                                        President and Chief Financial Officer




Date:                               /s/ Betty J. White
       -------------------          --------------------------------------------
                                        Betty J. White
                                        Treasurer and Controller