Form 10-Q
period 2000-09-30
C2 INC
filed 2000-11-02
CIK 1052102

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2000

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

         Yes   X                    No
             ------                    ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value                           5,081,864
-------------------------------       ------------------------------------------
          (Class)                           (Outstanding at November 2, 2000.)

Page 1 of 14 total pages                 No exhibits are filed with this report.

PART I - FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS

                            C2, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                               (UNAUDITED)                (AUDITED)
                                                                              SEPTEMBER 30,             DECEMBER 31,
                                                                                  2000                      1999
                                                                          ----------------------    ----------------------
ASSETS:
Current Assets:
    Cash and cash equivalents                                             $     1,327,000          $       4,953,000
    Accounts receivable, net                                                   20,916,000                 18,016,000
    Inventories                                                                 7,537,000                  6,428,000
    Prepaids and other                                                          2,933,000                  1,821,000
                                                                          ---------------------    -----------------------
       Total Current Assets                                                    32,713,000                 31,218,000
                                                                          ---------------------    -----------------------

Long-Term Assets:
    Fixed assets, net                                                          76,299,000                 73,495,000
    Goodwill                                                                   15,905,000                 17,102,000
    Other assets                                                                1,878,000                  1,812,000
                                                                          ---------------------    -----------------------
       Total Long-Term Assets                                                  94,082,000                 92,409,000
                                                                          ---------------------    -----------------------
                                                                          $   126,795,000          $     123,627,000
                                                                          ======================   =======================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
    Current portion of long-term debt                                     $       500,000          $         500,000
    Short term debt                                                            10,780,000                  2,770,000
     Accounts payable                                                          10,847,000                  8,764,000
     Accrued liabilities                                                       10,229,000                 10,349,000
                                                                          ----------------------   -----------------------
          Total Current Liabilities                                            32,356,000                 22,383,000
                                                                          ----------------------   -----------------------

Long-Term Liabilities:
    Long-term debt                                                             66,193,000                 66,373,000
    Other liabilities                                                           1,132,000                  1,059,000
                                                                          ----------------------    ----------------------
       Total Long-Term Liabilities                                             67,325,000                 67,432,000
                                                                          ----------------------    ----------------------
       Total Liabilities                                                       99,681,000                 89,815,000
                                                                          ----------------------    ----------------------

Minority Shareholders' Interests                                                       --                  7,742,000

Shareholders' Equity:
    Preferred stock, par value $.01 per share,                                         --                         --
     10,000,000 shares authorized, none issued or outstanding
    Common stock, par value $.01 per share;
      50,000,000 shares authorized, 5,081,864 issued and
      outstanding                                                                  52,000                     52,000
    Additional paid-in capital                                                 20,372,000                 20,358,000
    Treasury stock, at cost                                                      (578,000)                        --
    Retained earnings                                                           7,268,000                  5,660,000
                                                                          ----------------------    ----------------------
       Total Shareholders' Equity                                              27,114,000                 26,070,000
                                                                          ----------------------    ----------------------
                                                                          $   126,795,000           $    123,627,000
                                                                          ======================    ======================

                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                        THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                          SEPTEMBER 30,
                                                                ----------------------------------    ------------------------------
                                                                       2000               1999                 2000             1999
                                                                ----------------------------------    ------------------------------
Revenues:
    Logistics revenues                                             $  30,787,000    $  26,817,000     $ 92,774,000    $  74,953,000
    Product sales                                                     13,440,000        9,995,000       40,299,000       22,741,000
                                                                ----------------------------------    ------------------------------
                                                                      44,227,000       36,812,000      133,073,000       97,694,000
                                                                ----------------------------------    ------------------------------
Costs and Expenses:
    Logistics expenses                                                26,208,000       22,324,000       78,715,000       60,801,000
    Cost of product sales                                              9,450,000        7,021,000       28,156,000       16,383,000
    Depreciation and amortization                                      2,174,000        1,980,000        6,280,000        5,726,000
    Selling, general and administrative                                3,852,000        3,177,000       11,378,000        9,051,000
                                                                ----------------------------------    ------------------------------
                                                                      41,684,000       34,502,000      124,529,000       91,961,000
                                                                ----------------------------------    ------------------------------

Earnings from Operations                                               2,543,000        2,310,000        8,544,000        5,733,000

Other Income (Expense):
    Interest expense, net                                             (1,473,000)      (1,268,000)      (4,341,000)      (3,360,000)
    Merger-related expense                                                    --               --               --         (343,000)
    Other income (expense), net                                           41,000          (12,000)          41,000          (34,000)
                                                                ----------------------------------    ------------------------------
                                                                      (1,432,000)      (1,280,000)      (4,300,000)      (3,737,000)
                                                                ----------------------------------    ------------------------------

Earnings before Income Taxes, Extraordinary Item
      and Minority Interest                                            1,111,000        1,030,000        4,244,000        1,996,000

Income tax provision                                                     524,000          403,000        1,779,000          832,000
                                                                ----------------------------------    ------------------------------

Net Earnings before Minority Interest
     and Extraordinary Item                                              587,000          627,000        2,465,000        1,164,000

Minority Interest                                                        161,000          216,000          857,000          547,000
                                                                ----------------------------------    ------------------------------

Net Earnings before Extraordinary Item                                   426,000          411,000        1,608,000          617,000

Extraordinary Item Net of Income Tax and Minority Interest                    --         (153,000)              --         (153,000)
                                                                ----------------------------------    ------------------------------

Net Earnings                                                       $     426,000    $     258,000     $  1,608,000    $      464,000
                                                                ==================================    ==============================

Basic Earnings per Share before Extraordinary Item
                                                                   $        0.08    $        0.08     $       0.31    $        0.12
                                                                ==================================    ==============================

Basic Earnings per Share                                           $        0.08    $        0.05     $       0.31    $        0.09
                                                                ==================================    ==============================

Diluted  Earnings per Share before Extraordinary Item
                                                                   $        0.08    $        0.08     $       0.31    $        0.12
                                                                ==================================    ==============================
Diluted  Earnings per Share                                        $        0.08    $        0.05     $       0.31    $        0.09
                                                                ==================================    ==============================
Weighted average number of shares outstanding                          5,081,864        5,202,664        5,114,161        5,202,664

Diluted number of shares outstanding                                   5,278,150        5,317,506        5,265,530        5,318,482


                See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY





                                             COMMON STOCK         ADDITIONAL
                                         -------------------        PAID-IN     TREASURY  RETAINED      MEMBER'S
                                         SHARES        AMOUNT       CAPITAL       STOCK   EARNINGS       EQUITY           TOTAL
                                      ---------------------------------------------------------------------------------------------
Balance, December 31, 1998                   --   $      --   $         --  $      --            --   $ 35,457,000    $ 35,457,000

Distribution to Christiana
  Companies, Inc.                            --          --             --         --            --    (13,312,000)    (13,312,000)

Sale of common stock                  5,202,664      52,000     20,358,000         --            --             --      20,410,000

Adjustments related to the
acquisition  of Total Logistic               --          --             --         --     4,405,000    (22,145,000)    (17,740,000)
 Control

 Net earnings                                --          --             --         --     1,255,000             --       1,255,000
                                      --------------------------------------------------------------------------------------------

Balance, December 31, 1999            5,202,664      52,000     20,358,000         --     5,660,000             --      26,070,000

Purchase of treasury stock             (124,200)         --             --   (578,000)           --             --        (578,000)

Exercise of stock options                 3,400          --         14,000         --            --             --          14,000

Net earnings for the nine
  months ended September 30, 2000            --          --             --         --     1,608,000             --       1,608,000
                                      --------------------------------------------------------------------------------------------
Balance, September 30, 2000
(unaudited)                           5,081,864   $  52,000   $ 20,372,000  $(578,000)   $7,268,000             --    $ 27,114,000
                                      ============================================================================================







                See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                     NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30,
                                                                                       ---------------------------------------------
                                                                                               2000                     1999
                                                                                       ---------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                           $      1,608,000         $        464,000
Adjustments to reconcile net earnings to
    Net cash provided by operating activities:
    Depreciation and amortization                                                             6,280,000                5,726,000
    (Gain) loss on sale of fixed assets                                                         (90,000)                 (39,000)
    Minority interest                                                                           857,000                  484,000
Changes in assets and liabilities:
    (Increase) in accounts receivable                                                        (2,900,000)              (4,764,000)
    (Increase) in other assets                                                               (2,196,000)              (2,145,000)
    Increase in accounts payable and accrued liabilities                                      1,748,000                  365,000
                                                                                       ---------------------   ---------------------
         Net cash provided by operating activities                                            5,307,000                   91,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                                 (8,201,000)              (5,924,000)
    Proceeds from sale of assets                                                                459,000                   34,000
    Businesses acquired, net of cash received                                                (8,285,000)             (13,089,000)
                                                                                       ---------------------   ---------------------
         Net cash (used in) investing activities                                            (16,027,000)             (18,979,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of stock                                                              14,000               20,410,000
    Purchase treasury stock                                                                    (578,000)                      --
    Net (payments) borrowings on credit lines                                                 8,010,000                4,054,000
    Net (payments) borrowings on notes and loans payable                                       (180,000)              11,598,000
    Distribution to minority shareholders                                                      (172,000)                 (90,000)
    Distributions to Christiana Companies, Inc.                                                      --              (13,312,000)
                                                                                       ---------------------   ---------------------

         Net cash provided by financing activities                                            7,094,000               22,660,000

NET INCREASE (DECREASE) IN CASH AND                                                          (3,626,000)               3,772,000
        CASH EQUIVALENTS

BEGINNING CASH AND CASH EQUIVALENTS, January 1                                                4,953,000                    9,000
                                                                                       ---------------------   ---------------------

ENDING CASH AND CASH EQUIVALENTS,  September 30                                        $      1,327,000         $      3,781,000
                                                                                       =====================   =====================

Supplemental disclosures of cash flow information:
     Interest paid                                                                     $      3,994,000         $      3,351,000
     Income taxes paid                                                                 $      2,966,000         $      1,113,000


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

In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three and nine months ended September 30, 2000, are not necessarily indicative of results that may be expected for the year ending December 31, 2000.

NOTE 2 -- ACQUISITIONS

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

On September 30, 2000 the Company purchased the remaining 33.3% of TLC for $8,285,000. As of September 30, 2000, TLC was a wholly-owned subsidiary of C2, Inc.

NOTE 3 -- EARNINGS PER SHARE

 The following is a reconciliation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2000 and 1999. The calculations are based on the common shares outstanding since the offering and assume that such shares were issued and outstanding for each of the periods ended September 30, 2000 and 1999.


                                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                         SEPTEMBER 30,
                                                       -----------------------------------   -----------------------------------
                                                             2000              1999                2000              1999
                                                       -----------------------------------   -----------------------------------
Basic Earnings per Share:
    Net earnings available to common shareholders      $     426,000        $  258,000          $1,608,000        $  464,000
    Average shares of common stock outstanding             5,081,864         5,202,664           5,114,161         5,202,664
                                                       -----------------------------------   -----------------------------------
    Basic earnings per share                                   $0.08             $0.05               $0.31             $0.09
                                                       ===================================   ===================================

Diluted Earnings per Share:
    Average shares of common stock outstanding             5,081,864         5,202,664           5,114,161         5,202,664
    Incremental common shares applicable to
          common stock options                               196,286           114,842             151,369           115,818
                                                       -----------------------------------   -----------------------------------
    Average common shares assuming full dilution           5,278,150         5,317,506           5,265,530         5,318,482
                                                       -----------------------------------   -----------------------------------
 Diluted earnings per share                                    $0.08             $0.05               $0.31             $0.09
                                                       ===================================   ===================================

NOTE 4 - SEGMENT INFORMATION

TLC divides it operations into two primary segments - warehousing services and logistic services. These segments are determined based upon the primary service lines provided to customers by TLC. However, TLC provides multiple services from both segments to many customers.

As of September 30, 2000, TLC's warehousing segment operated in thirteen logistic centers consisting of eight refrigerated and five non-refrigerated facilities. These logistic centers offer storage, order selection, product fulfillment, assembly and repackaging services in addition to inventory management services. In addition, TLC's refrigerated warehousing operations offer temperature sensitive storage, blast freezing and individual quick freeze
(IQF) and packaging services.

TLC's logistics services segment offers transportation and logistics management in addition to international customs house brokerage, freight forwarding and food service distribution services. These services are provided using both company-owned equipment and carrier management utilizing third-party owned equipment.

Zero Zone manufactures frozen and refrigerated glass door and open-faced reach-in display cases referred to as Product Sales and are used primarily by grocery, convenience and drug store chains for retail merchandising of food, beverage and floral products.

Financial information by business segment is as follows:



                                                THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                   SEPTEMBER 30,                              SEPTEMBER 30,
                                          -----------------------------           -------------------------------
                                              2000              1999                  2000               1999
                                          -----------------------------           -------------------------------
            Revenues:
                 Warehousing Services     $ 13,804,000    $  12,137,000           $  40,215,000    $  33,888,000
                 Logistics Services         16,983,000       14,680,000              52,560,000       41,065,000
                 Product Sales              13,440,000        9,995,000              40,298,000       22,741,000
                                          -----------------------------           ------------------------------
                                          $ 44,227,000    $  36,812,000           $ 133,073,000    $  97,694,000
                                          =============================           ==============================

             Operating Earnings:
                 Warehousing Services     $  2,116,000    $   3,040,000           $   5,860,000    $   6,534,000
                 Logistics Services            936,000          267,000               3,855,000        3,263,000
                 Product Sales               1,795,000        1,306,000               5,289,000        2,317,000
                 Corporate                  (2,304,000)      (2,303,000)             (6,460,000)      (6,381,000)
                                          -----------------------------           ------------------------------
                                          $  2,543,000    $   2,310,000           $   8,544,000    $   5,733,000
                                          =============================           ==============================


NOTE 5 - IMPACT OF ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED IN THE FUTURE

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" is required to be adopted as of January 1, 2001. Currently, the Company has no derivative instruments outstanding and therefore, management believes the effect of adoption of FAS No. 133 to be immaterial.

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

On September 30, 2000, C2 purchased the remaining 33.3% of TLC for $8,285,000. As of September 30, 2000, TLC was a wholly-owned subsidiary of C2. The premium over the carrying value of minority interest was $868,000 which was allocated to TLC's fixed assets.

The Company is comprised of two operating companies, TLC and Zero Zone. TLC, based in Zeeland, Michigan, is a national provider of integrated third-party logistic services which include refrigerated and dry warehousing, transportation, supply chain management, dedicated third-party facility and operations management, international customs house brokerage and freight forwarding, food distribution, fulfillment services for e-commerce applications, and packaging services. Operations are conducted through a network of 13 logistic centers with 36.3 cubic feet of refrigerated capacity and more than 1 million square feet of dry warehouse space. TLC operates a fleet of 235 refrigerated transportation units.

Zero Zone, based in North Prairie, Wisconsin, manufactures refrigerated and freezer display cases used in grocery, convenience and drug store chains for retail merchandising of food, beverage and floral products.

The consolidated financial statements of C2, Inc. presented herein reflect the results of operations of TLC for the full nine-month periods ended September 2000 and 1999; those of C2 for the full nine-month period ended September 30, 2000 and for the period February 8 to September 30, 1999; and those of Zero Zone for the full nine-month period ended September 30, 2000 and the six and one-half month period from March 12, 1999 to September 30, 1999.

Results of Operations

Consolidated revenues for the quarter ended September 30, 2000 increased 20.1% to $44,227,000 compared to $36,812,000 reported for the same period last year. Revenue growth was attributable to higher volume at both TLC and Zero Zone. Revenues attributable to TLC increased 14.8% to $30,787,000 for the period compared to $26,817,000 reported for the second quarter of fiscal 1999 driven by increased capacity utilization in warehousing operations and growth in existing and new customers in logistic management services and transportation operations.

Zero Zone contributed revenues of $13,440,000 for the three months ended September 30, 2000 compared to $9,995,000 for last year's comparable period, an increase of $3,445,000 or 34.5%. The increase was the result of higher demand from existing accounts as well as new customer relationships.

Consolidated earnings from operations for the quarter were $2,543,000, representing growth of 10% compared to $2,310,000 for the same period last year. Operating earnings contributed by TLC for the quarter were $991,000 compared to $1,240,000. The reduction in operating earnings was the result of higher depreciation and amortization expense partially due to retooling the Milwaukee Logistic Center for a customer's longer-term lease commitment and the addition of the new refrigerated warehouse facility in Paw Paw, Michigan. Additionally, lower dry warehousing volume contributed to the reduction in operating expenses. At Zero Zone, operating earnings increased $577,000, or 44.2%, over the same period in 1999, reflecting higher sales volume.

Net interest expense in the quarter ended September 30, 2000 was $1,473,000 compared to $1,268,000. The increase is attributable to both higher interest rates and increased borrowings related to the acquisition of a refrigerated warehouse during the first quarter and increased working capital requirements to fund Zero Zone's high growth.

Net earnings for the quarter ended September 30, 2000 were $426,000, or $0.08 per share ($0.08 basic and diluted), compared to $258,000, or $0.05 per share (basic and diluted), reported for the prior year's third quarter, which included an extraordinary charge of $153,000. Net earnings before the extraordinary charge associated with the write-off of deferred debt issuance costs at Zero Zone for the third quarter of fiscal 1999 were $411,000 or $0.08 per share (basic and diluted).

For the nine months ended September 30, 2000, consolidated revenues were $133,073,000 compared to $97,694,000 in the same period last year, representing an increase of 36.2%. Revenues attributable to TLC for the period were $92,774,000, an increase of 23.8% over last year's level of $74,953,000. For the period, Zero Zone's sales totaled $40,299,000 reflecting an increase of 77.2% over last year's comparable period. Growth in new retail store construction, refurbishment of existing stores, and a full nine-month period this year were principal factors in the Company's year-to-year sales growth.

Earnings from operations for the nine months were $8,544,000 compared to $5,733,000 for the comparable period in 1999, reflecting an increase of 49%. Operating earnings contributed by TLC for the period decreased slightly to $4,047,000 compared to $4,075,000 recorded in the same period last year. Earnings from operations contributed by Zero Zone in the first nine months of 2000 totaled $5,554,000 reflecting a 111% increase over the previous year's earnings from operations of $2,635,000 which were attributable to a six and one-half month period as Zero Zone was acquired by C2 on March 12, 1999.

Net interest expense in the first nine months of 2000 was $4,341,000 compared to $3,360,000 for the same period last year. Interest expense increased primarily due to a full period of increased debt in fiscal 2000 compared to the same period last year, the acquisition of a refrigerated warehouse facility which was funded by an increase in TLC's revolving credit facility and higher interest rates on variable rate borrowings. In last year's period, TLC increased its outstanding debt by $10 million on February 8, 1999 in connection with the merger transaction between Christiana and Weatherford. Additionally, on March 12, 1999 the Company acquired 70.6% of Zero Zone, Inc. which increased debt outstanding

For the first nine months of fiscal 2000, C2, Inc. reported net earnings of $1,608,000, or $0.31 per share (basic and diluted) compared to $464,000, or $0.09 per share (basic and diluted), reported for the same period a year ago. In last year's period, the operations of Zero Zone were included for a six and one-half month period due to its acquisition on March 12, 1999 and Zero Zone incurred an extraordinary charge of $153,000. Net earnings for the first nine months of fiscal 1999, before the extraordinary charge were $617,000 or $0.12 per share (basic and diluted).

Liquidity and Capital Resources

The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, service lease commitments, maintain and improve warehouse, transportation and manufacturing facilities and equipment, and make other investments. The company is active in the acquisition, leasing or new construction of warehouse facilities, particularly refrigerated facilities. Additionally, the Company is active in seeking acquisitions that will strategically build Zero Zone's business. Historically, bank financing, leasing and internally generated cash have provided funding for these activities. To the extent that acquisitions or new facility development exceed historical funding sources, the Company may consider issuing equity securities in an underwritten stock offering, a rights offering or in private placement transactions. Currently, the Company has significant subsidiary level lending relationships with three major commercial banks. At September 30, 2000, the Company and its operating subsidiaries had outstanding debt of $77,473,000, all of which is borrowed under various facilities with these banks.

TLC entered into a $70 million credit agreement, dated November 2, 1998. This credit facility is secured by liens or security interests on substantially all of the assets of TLC and mortgages on its real estate. This five-year revolving credit facility, by its terms, steps down on November 3 each year beginning in 1999 through November 2, 2003 by $1.25 million in 1999, $4.4 million in 2000, $5.0 million in 2001, $6.0 million in 2002, and a final maturity of $53.35 million is due on November 2, 2003. At September 30, 2000 outstandings under this facility totaled $53,300,000 The interest rate on borrowings under this credit agreement are LIBOR or prime rate based, at TLC's option, and vary pursuant to a pricing grid based on the ratio of TLC's funded debt to EBITDA, as defined in the credit agreement. At September 30, 2000 borrowings under this facility carried an average interest rate of LIBOR plus 155 or 8.55%.

Zero Zone completed a financing package August 31, 1999 with a major commercial bank. The package contains two bond issues and a demand line of credit. The first is a tax free Industrial Revenue Bond for $3,420,000 issued through the State of Wisconsin for a facility addition. The bond has a 20-year life with no annual amortization and carries a seven day variable interest rate. The second is a taxable Industrial Revenue Bond for $6,000,000 issued through a bank. This bond also has a 20 year maturity schedule with annual principal repayments of $500,000. The effective life of this bond was 12 years. The interest rate on the second bond is also a seven day variable interest rate. Both bonds are secured by Letters of Credit issued by a major commercial bank. The interest rate on the line of credit, which is secured by Zero Zone's assets, is based on LIBOR plus an amount that varies according to a pricing grid determined by the ratio of funded debt to EBITDA. The interest rate at September 30, 2000 was 8.12%

Zero Zone has unsecured senior subordinated indebtedness in the amount of $2,350,000 to former and existing shareholders. The interest rate on the senior subordinated notes is 8%.

Zero Zone also has $3,000,000 of unsecured junior subordinated indebtedness to existing shareholders. Payments of $1,000,000 per year begin December 31, 2002. The interest rate on the junior subordinated notes is 8.5% of which 3.4% is paid in cash and 5.1% is payment-in-kind.

In connection with the acquisition of the remaining 33.3% of TLC for $8,285,000, C2 drew $7,000,000 under its existing unsecured demand line of credit facility and used cash of $1,285,000. The interest rate on this borrowing is LIBOR plus 1.5%, or 8.11875%. This borrowing is expected to be refinanced on a long-term basis prior to January 31, 2001.

As of September 30, 2000, the Company had cash and cash equivalents on hand of $1,327,000 compared to $4,953,000 at December 31, 1999.

Cash flows provided by operations for nine months ended September 30, 2000, totaled $5,307,000 compared to $91,000 in the previous period. The increase in cash flows from operating activities compared to the prior year period is primarily attributable to the increase in earnings, higher depreciation and amortization expense and lower working capital growth.

Cash flows used in investing activities in the period totaled $16,027,000 compared to $18,979,000 for the same period last year. In the nine months ended September 30, 2000, the use of cash was primarily the result of the acquisition of a refrigerated warehouse, capital expenditures and the $8,285,000 acquisition of the remaining 33.3% of TLC. In the previous year, the significant use of cash was primarily due to the acquisition of 66.7% of TLC for a cash equity payment of $10,667,000 and the acquisition of 70.6% of Zero Zone for a cash equity payment of $3,000,000.

Cash flows from financing activities for the first nine months of fiscal 2000 totaled $7,094,000 compared to $22,660,000 for the same period last year, which included net proceeds of $20,410,000 from the Company's initial public offering of its common stock and increased borrowings to fund acquisitions and distributions. In the first nine months of fiscal 2000, cash flows from financing activities of $7,094,000 were primarily related to borrowings to fund the purchase of 33.3% of TLC, working capital growth at Zero Zone and the purchase of 124,200 shares of C2 common stock at $4.654 per share for a total of $578,000.

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

     - Growth in volume of services or products may be adversely affected by reduced ability to identify and hire qualified employees.

     - The Company's profitability may be adversely affected by increases in interest rates because a significant portion of the Company's debt bears interest at variable interest rates.

     - The Company's liquidity could be adversely affected by changes in credit markets which would limit the Company's ability to convert short-term borrowings into a longer-term credit facility

Additional information about risks and uncertainties discussed above as well as additional material risks in the Company's business may be found in the Company's annual report on Form 10K for the year 1999 and other filings made by the Company from time to time with the Securities and Exchange Commission.

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



                                  C2, Inc.
                                  (Registrant)






Date:    November 2, 2000            /s/   William T. Donovan
         ------------------------    -------------------------------------------
                                           William T. Donovan
                                           President and Chief Financial Officer




Date:    November 2, 2000            /s/   Betty J. White
         ------------------------    -------------------------------------------
                                           Betty J. White
                                           Treasurer and Controller