Form 10-K405
period 2000-12-31
C2 INC
filed 2001-03-19
CIK 1052102

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from            to
                               ----------    ----------

                        Commission file number: 001-14171

                                    C2, INC.
             (Exact name of registrant as specified in its charter)

          Wisconsin                                         39-1915787
(State of other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


700 N. Water Street, Suite 1200, Milwaukee, Wisconsin           53202
   (Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code    (414) 291-9000
                                                   ---------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class               Name of Each Exchange on Which Registered
     -------------------               -----------------------------------------

Common Stock - $1.00 par Value                            Nasdaq

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (based on $6.75 closing price) of voting stock less stock owned by all executive officers and directors as a group: $13,407,221

Number of Shares of Common Stock Outstanding at March 9, 2001: 5,081,864 The Index to Exhibits is located on page 35.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III.)

                                     PART I
ITEM 1.    BUSINESS

C2, INC.

           C2, Inc. ("C2" or "the Company") was formed on December 11, 1997 for the purpose of acquiring a 66.67% ownership interest in Total Logistic Control, LLC ("TLC") for $10.67 million in cash, plus the assumption of TLC's liabilities, and the assumption of contingent liabilities attributable to the historic operations or assets of Christiana Companies, Inc. ("Christiana").

           The Company's growth strategy anticipates that a substantial part of future growth will come from acquiring, either directly or through TLC, other businesses, which may or may not be related to TLC's current business. In line with that strategy, on March 12, 1999, the Company announced the purchase of Zero Zone, Inc., a Wisconsin-based manufacturer of refrigerated and freezer display cases. The Company invested $4.5 million in equity and capital notes for 70.6% of the outstanding common stock of Zero Zone. The remaining 29.4% of Zero Zone is held by its President and other members of its management team.

           C2 completed its initial public offering on March 4, 1999. The offering resulted in the sale of 5,202,664 shares of common stock, par value $1 per share ("Common Stock"), at $4.00 per share raising $20,410,000 of initial equity capital, net of offering costs. From these proceeds, the Company used $10.67 million to acquire 666.67 membership units, representing a 66.7% ownership interest in TLC as part of the merger transaction between Christiana and Weatherford International, Inc. ("Weatherford"). On September 30, 2000, the Company, through a wholly-owned subsidiary, acquired the remaining 33.3% of TLC from Weatherford in a cash purchase in the amount of $8.28 million.

TOTAL LOGISTIC CONTROL, LLC

           TLC was formed on June 30, 1997 through a combination of the operations of two wholly-owned subsidiaries of Christiana: Wiscold, Inc. ("Wiscold") and Total Logistic Control Inc. On September 1, 1992, Christiana acquired the assets of Wiscold, a company formed in 1915, which engaged in providing public refrigerated warehousing services, vegetable processing and individual quick freeze ("IQF") services, automated poly bag and bulk packaging services, and transportation services into and out of its facilities. On January 4, 1994, Christiana acquired Total Logistic Control, Inc., a Zeeland, Michigan-based firm engaged in providing fully integrated third-party logistic services, including warehouse, distribution and transportation services in both refrigerated and non-refrigerated facilities. On September 1, 2000, TLC acquired the ProSource Group, Inc., located in Aurora, Illinois. ProSource provides dedicated third-party management to operate both manufacturing and distribution centers primarily for Fortune 500 consumer products companies.

           Today, TLC provides integrated third-party logistic services as well as full service public and contract warehousing and facility and operations management in all ranges of frozen, refrigerated and ambient temperatures. Integrated logistic services generally combine transportation, warehousing and information services to manage the distribution channel for a customer's products from the point of manufacture to the point of consumption. TLC's transportation and distribution services include full service truckload, less-than-truckload and pooled consolidation in both temperature controlled and dry freight equipment, dedicated fleet services and specialized store-door delivery formats. Transportation and logistic management services are provided utilizing company-owned equipment as well as through carrier management services utilizing third party common and contract carriers. TLC also provides product fulfillment services, international customs house brokerage and freight forwarding, food distribution, kitting, repackaging and just-in-time production supply services.

           TLC's transportation fleet consists of 245 tractors, 310 refrigerated trailers and 95 dry trailers providing transportation services nationally.

           TLC's Logistics Management Services ("LMS") offers logistics consulting and supply chain management solutions utilizing optimization software to design and operate integrated distribution programs. LMS typically contracts with third-party warehouse and transportation companies to provide the most cost and service effective program for its customers.

            TLC believes it is the nation's seventh largest provider of public refrigerated warehouse space. All of TLC's refrigerated facilities are modern and efficient single story buildings at dock height elevation and are fully insulated. TLC's refrigerated logistic centers are as follows:

            - Rochelle Logistic Center campus, located in Rochelle, Illinois, is TLC's newest and largest refrigerated warehouse operation, initially constructed in 1986. Currently this location is comprised of 14,100,000 cubic feet of capacity in two separate buildings having undergone four capacity expansions in 1988, 1990, 1993 and 1996. All space is capable of temperatures of -20(degree)F to ambient. Rochelle Logistic Center is strategically located at the intersection of two main line East-West railroads, the Burlington Northern and the Chicago Northwestern, and the cross roads of two interstate highways, I-39 and I-88. Rochelle Logistic Center serves primarily distribution customers in the Midwest.

            - Beaver Dam Logistic Center, located in Beaver Dam, Wisconsin, was originally constructed in 1975. Since 1975, this facility has undergone three freezer additions, the most recent in 1991, and today is comprised of 7,200,000 cubic feet of freezer storage space. Beaver Dam Logistic Center serves distribution related customers as well as vegetable and cranberry processors. This facility's unique capabilities involve value added services for vegetable processors including IQF, blanching, slicing, dicing and food service and retail poly bag packaging operations. Beaver Dam Logistic Center's IQF tunnels have the capacity to freeze 30,000 pounds of product per hour. This facility is served by the Wisconsin and Southern Railroad.

            - Milwaukee Logistic Center, located in Wauwatosa, Wisconsin, was originally constructed in 1954. There have been six expansions of this facility, and today the Milwaukee Logistic Center facility comprises 4,300,000 cubic feet of which 3,754,000 cubic feet is freezer capacity and 546,000 cubic feet is cooler space. This facility has multi-temperature refrigerated storage ranging from -20(degree)F to +40(degree)F and daily blast freezing capacity of 300,000 pounds. An additional 3 million cubic feet of company-owned refrigerated and processing space adjacent to the Milwaukee Logistic Center facility is leased on a long term basis to a third-party retail grocery company.

            - Kalamazoo Logistic Center, located in Kalamazoo, Michigan, has two distribution centers. Facility #1 is a 3,300,000 cubic foot facility with 1,100,000 cubic feet of freezer capacity, 400,000 cubic feet of cooler capacity and 1,800,000 cubic feet of dry storage capacity. This location services a number of distribution customers in the Midwest and is strategically located at the crossroads of I-94 and US 31 in Michigan, equal distance between Chicago and

               Detroit. Facility #2 is located adjacent to Facility #1 and is comprised of 2,800,000 cubic feet of cooler capacity, 75% of which is dedicated to one large distribution customer under a six-year operating agreement.

            - Also located at the Kalamazoo Logistic Center is a company-owned 10,000 square foot transportation equipment maintenance center. Approximately 50% of TLC's fleet of over-the-road transportation units is domiciled in Kalamazoo, Michigan.

            - Holland Logistic Center, located in Holland, Michigan, has undergone a number of expansions over the years, with a major reconstruction in 1983 after a fire destroyed approximately 50 percent of the facility. Today, this refrigerated facility comprises 2,100,000 cubic feet of storage capacity of which 1,300,000 cubic feet is freezer capacity, 400,000 cubic feet is cooler capacity and 400,000 cubic feet is convertible between freezer and cooler capacity. Holland Logistic Center services both distribution customers as well as fruit growers in Western Michigan. This location is situated on a CSX rail spur with two refrigerated rail docks. This facility is held under a new long-term lease which expires April, 2011.

            - On January 5, 2000, Paw Paw Logistics Center, a 2,500,000 cubic foot refrigerated facility located in Paw Paw, Michigan, was acquired by TLC. This multi-temperature facility is located 15 miles west of the Kalamazoo facilities on Interstate 94. This site has 15 acres of land and the warehouse can be expanded by an additional 300,000 cubic feet. In addition as a part of the acquisition, TLC received an option to purchase 90 additional acres of land contiguous to the facility. The Paw Paw Logistics Center was initially constructed in 1991 and under went two expansions in 1984 and 1990. In early 2000, TLC completed an extensive upgrading and re-racking of this facility.

            In addition to the refrigerated distribution centers described above, TLC operates a network of owned and leased dry (non-refrigerated) distribution centers comprising approximately 1.0 million square feet of storage capacity. Dry distribution centers are located in Zeeland (2) and Kalamazoo, Michigan; Munster, Indiana and Dayton, New Jersey.

            TLC's customers consist primarily of national, regional and local firms engaged in food processing, consumer and industrial product manufacturing, wholesale distribution and retailing. During 2000, TLC's top 10 customers accounted for approximately 29.9% of total consolidated revenues. TLC currently services approximately 1,400 customers.

            Competition in integrated logistic services is on both a national and local basis with a predominant emphasis on transportation services. At present, there are no direct competitors providing the full scope of warehousing, transportation, logistic management and facility management services across the full range of temperatures provided by TLC. However, each of TLC's individual business subsegments is highly fragmented with many local, regional and national competitors, especially in the transportation and dry warehousing industries. TLC believes it has a competitive edge in its ability to provide fully integrated logistic services designed to its customers' distribution needs which may, but would not necessarily, include utilizing TLC's network of strategically located refrigerated and dry distribution centers, transportation equipment, and logistic management services. TLC's revenues and earnings can be affected by changes in competitive pricing in both transportation and warehousing operations, particularly at the local level; harvest yields of certain vegetable and fruit crops grown in the Upper Midwest; changes in customers distribution patterns or channels, general economic conditions, and energy costs, particularly diesel fuel and electric power.

            TLC holds a trademark on its name and logo. No other trademarks, patents, licenses, franchises or concessions are considered material to its business.

            Expenditures for research and development and compliance with environmental regulations have not been, and are not anticipated to be, significant.

ZERO ZONE

            Zero Zone, headquartered in North Prairie, Wisconsin, manufactures frozen and refrigerated glass door and open-faced reach-in display cases used by grocery, convenience and drug store chains for retail merchandising of food, beverage and floral products.

            Zero Zone currently operates two manufacturing facilities and uses one warehouse for offsite storage of finished goods. Zero Zone's headquarters was built in 1995. The original facility consisted of 61,000 square feet and was expanded during 1999 by an additional 52,000 square feet. Zero Zone's operations consist of light manufacturing, primarily heat exchange equipment fabrication, panel molding and assembly operations.

            Zero Zone's second manufacturing facility is located four miles east of North Prairie in Genesee, Wisconsin. This 34,000 square foot Genesee facility is primarily utilized for production of display casements with self-contained refrigeration equipment.

            In 2000, Zero Zone purchased a 6,300 square foot building and 2.47 acres of land directly adjacent to its North Prairie facility to facilitate additional storage space and a customer display center to exhibit products.

            Zero Zone currently leases a warehouse in Waukesha, Wisconsin. The current arrangement includes 79,200 square feet of space with an option to add 60,000 additional square feet.

            Competition in commercial refrigeration equipment manufacturing varies depending on the market segment being served. Zero Zone is primarily a supplier to retailers engaged in grocery, drug and convenience stores. Zero Zone also sells to refrigeration contractors, dealers, and food wholesalers. Zero Zone's top 10 customers accounted for approximately 25.5% of total consolidated revenues. Zero Zone's active customer list includes approximately 500 customers.

            Zero Zone's competition consists of larger companies that supply a complete line of refrigerated equipment while Zero Zone's specialty is glass door and open-faced, reach-in display cases. Zero Zone believes it has a competitive advantage in its product quality and performance, along with a flexible manufacturing process that allows for shorter lead times and quicker response to its customers' construction and refurbishment schedules.

            Zero Zone revenues and earnings can be affected by a loss of a significant customer, industry consolidation in both customers and competitors, changes in competitive pricing, raw material cost changes, changes in distribution channels, new construction and refurbishment of grocery and chain store retailers, availability of skilled labor and general economic conditions.

                                    EMPLOYEES

            The following table shows the number of full-time C2, TLC and Zero Zone employees at the dates indicated.



                                     FULL-TIME EMPLOYEES AT FEBRUARY 28,
                                   --------------------------------------
                                       2001         2000          1999
                                   ----------    ----------    ----------
         C2                              11            11           10
         TLC                          1,005           913          743
         ZERO ZONE                      185           162           --
                                      -----         -----        -----
            TOTAL                     1,201         1,086          753

                        EXECUTIVE OFFICERS OF THE COMPANY


                                                   POSITION AND PRINCIPAL OCCUPATION
                 NAME                   AGE           DURING THE LAST FIVE YEARS
         ----------------------------- ------ ------------------------------------------------------
         William T. Donovan             49     President and Chief Executive Officer of C2, Inc. (1)

         David J. Lubar                 46     Chairman of C2, Inc. (2)

         Oyvind Solvang                 42     Vice President of C2, Inc. (3)

         (1) Mr. Donovan served as Chairman and Chief Financial Officer of the Company from December 1997 to July 24, 2000, when he was named the Company's President and Chief Executive Officer. He has served in the capacity listed or in another capacity as an executive officer of Christiana for more than the last five years. He was a principal of Lubar & Co. (venture capital and investments) for more than five years. Mr. Donovan is a director of Grey Wolf, Inc.
         (2) David Lubar served as President of the Company from December 1997 to July 24, 2000, when he was named the Company's Chairman. Mr. Lubar has been a principal of Lubar & Co. (venture capital and investments) located in Milwaukee, Wisconsin since 1983.
         (3) Oyvind Solvang has been Vice President of C2, Inc. since December 1997. Mr. Solvang has served as President of Cleary Gull Rieland & McDevitt, Inc., an investment banking firm, located in Milwaukee, Wisconsin from January 1996 to October 1996 and Chief Operating Officer from October 1995 to January 1996.

         Sheldon B. Lubar, a director of the Company, is the father of David J. Lubar and father-in-law of Oyvind Solvang. None of the other directors or executive officers are related to each other. The term of office of each of the executive officers expires at the annual meeting of directors.

ITEM 2.      PROPERTIES

             WAREHOUSING FACILITIES

             At December 31, 2000, TLC owned or leased thirteen warehouse facilities in five states, of this total, eight are public refrigerated with the balance being non-refrigerated facilities. Refrigerated warehousing operations are conducted through eight public logistic centers located in Wisconsin (2), Michigan (4), and Illinois (2). TLC's refrigerated facilities are large single-story buildings constructed at dock height with full insulation and vapor barrier protection. Refrigeration is provided by screw-type compressors all of which employ ammonia-based cooling systems. The facilities are strategically located and well served by rail and truck.

            TLC's refrigerated warehouse facilities are described in the following table:


                                                 TOTAL STORAGE SPACE
                 LOCATION                     (CUBIC FEET IN MILLIONS)                TYPE OF FACILITY
----------------------------------------    ------------------------------   ----------------------------------
                                                                            <C
Rochelle Logistic Center I                               10.6                 Distribution
Rochelle Logistic Center II                               3.5                 Distribution
Beaver Dam Logistic Center                                7.2                 Distribution/Production
Milwaukee Logistic Center                                 4.3                 Distribution
Paw Paw Logistic Center                                   2.5                 Distribution
Kalamazoo Logistic Center I (1)(2)                        3.3                 Distribution
Kalamazoo Logistic Center II (1)                          2.8                 Distribution
Holland Logistic Center (1)                               2.1                 Distribution/Production
                                                        -----
    TOTAL                                                36.3
                                                        =====

(1) Leased Facility
(2) Includes 1.8 million cubic feet of
non-refrigerated storage capacity.

            At both the Rochelle and Beaver Dam Logistic Centers, the Company owns substantial additional acreage available for expansion. In addition, the Company has an option to purchase 90 additional acres of contiguous land for future expansion and development at the Paw Paw Logistic Center.

            At December 31, 2000, TLC operated 5 public non-refrigerated or dry warehouse distribution facilities located in Michigan (3), Indiana and New Jersey. Zeeland Distribution Center II, located in Zeeland, Michigan is a company-owned facility. All other dry facilities are held under leases the terms of which generally match underlying contracts with major customers served at each facility. These facilities are single story block or metal construction buildings. All dry facilities are constructed at dock height and are approved as food grade storage facilities.

            TLC's dry warehouse facilities are described on the following table:


                                                                        TOTAL STORAGE
                                                                            SPACE
                                                                         (SQ. FT. IN                 TYPE OF
                  FACILITY                         LOCATION               THOUSANDS)                 FACILITY
---------------------------------------    -----------------------   ---------------------    -----------------------
Zeeland Logistic Center I (1)              Zeeland, MI                          202                   Public
Zeeland Logistic Center II                 Zeeland, MI                          220                   Public
Michigan Distr. Center I (1)               Kalamazoo, MI                         88                   Public
Munster Logistic Center (1)                Munster, IN                          400                   Public
Dayton Logistic Center (1)                 Dayton, NJ                            90                   Public
                                                                     ---------------------
    TOTAL                                                                     1,000
                                                                     ---------------------

(1) Leased facility.


            TLC owns and operates a 10,000 square foot truck maintenance facility located at the Kalamazoo Logistic Center. This facility is used for the maintenance of TLC transportation equipment.

            Through ProSource, a wholly-owned subsidiary of TLC, the Company operates on behalf of a customer, a 200,000 square foot ambient fulfillment center located in Hurlock, Maryland. The Company is not a party to the lease on this facility.

            Zero Zone currently operates two manufacturing facilities and uses one warehouse for offsite storage of finished goods. Zero Zone's headquarters was built in 1995. The original facility consisted of

61,000 square feet and was expanded during 1999 by an additional 52,000 square feet. Zero Zone is a light manufacturing environment consisting primarily of heat exchange equipment fabrication, panel molding and assembly operations.

            Zero Zone's second facility is located four miles to the east of North Prairie in Genesee, Wisconsin. This facility consists of 34,000 square feet. The Genesee facility is primarily utilized for production of display casements with self-contained refrigeration equipment including the Open Merchandiser Cooler (OMC) line.

            Zero Zone renovated the Genesee location during 2000 to accommodate the OMC product line. This new product line maintains safe product temperatures of 41(degree)F or lower, as required by food regulatory authorities. The Company also introduced in 2000 a new wrap-around end case to give back-to-back freezer lineups a continuous product presentation from aisle-to-aisle. The Maximizer(R) product line added a new reach-in model. A single door freezer is available in addition to 2-, 3-, 4- and 5-door units as previously offered.

            In 2000, Zero Zone purchased a 6,300 square foot building and 2.47 acres of land directly adjacent to its North Prairie facility to facilitate additional storage space and a customer display center to exhibit product.

            Zero Zone currently leases a warehouse in Waukesha, Wisconsin. The current arrangement includes 79,200 square feet of space with an option to add an additional 60,000 square feet.

ITEM 3.     LEGAL PROCEEDINGS.

            From time to time, TLC and Zero Zone, in the normal course of business, are involved in litigation incidental to the conduct of their businesses. The Company does not believe that the ultimate disposition of any currently pending claims, individually or in the aggregate, would have a material adverse effect on the Company's consolidated financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            No matters were submitted to a vote of shareholders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
            MATTERS.

            The common stock of the Company was originally listed on the Nasdaq Small Cap Market effective March 5, 1999. On June 4, 1999 the Company's common stock was listed on the Nasdaq National Market. The table below sets forth the reported high and low sales prices as reported by Nasdaq for the quarters ended March 31, 1999 through March 9, 2001.


                                         2001                       2000                      1999
------------------------------------------------------------------------------------------------------------

QUARTER ENDED                      HIGH        LOW           HIGH           LOW         HIGH            LOW
------------------------------------------------------------------------------------------------------------
March 31*                         $7.750     $6.625       $  6.500       $ 4.125       $6.000         $5.500
June 30                                                      7.750         4.750        6.438          5.000
September 30                                                17.813         6.000        6.250          5.500
December 31                                                 10.000         7.250        6.000          4.250

                         * Ten weeks ended March 9, 2001

            At March 9, 2001, there were approximately 129 shareholders of record and over 400 round lot holders. There have been no dividends paid, and based on the Company's strategic business plan of reinvesting cash flow, none are anticipated in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA.

            Selected Financial Data is provided under the caption "Five Year Financial Information" which is included on page 33.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

            Prior to 2000 logistics revenue included all of TLC's revenue. In 2000, the Company has reclassified certain of TLC's revenue to product sales as it involves the purchase and resale of products as well as transportation and warehousing expenses related to product sales. As a result, certain revenues and expenses in prior years have been reclassified to conform to the 2000 presentation.

            The Company's consolidated revenues for fiscal 2000 totaled $183,450,000 compared to $145,676,000 as reported in fiscal 1999, an increase of $37,774,000, or 25.9%. C2's consolidated revenues in fiscal 2000 included $113,376,000 of logistics service revenue, which reflected year-to-year growth of 17.9%, and product sales of $70,074,000, which grew 41.4% in fiscal 2000. The increase in revenue was primarily driven by strong revenue growth at both TLC and Zero Zone and the inclusion of a full year's operations of Zero Zone in fiscal 2000 compared to only 9 1/2 months in fiscal 1999. For the year, TLC reported revenue growth of 18.6% driven in large part by new logistic management service relationships, increased utilization of warehouse facilities and larger fleet operations. Zero Zone reported sales growth of 46.6%, reflecting a full year's operations in 2000 versus only 9 1/2 months in fiscal 1999, as well as full year comparative growth of 26.8%.

            The direct margin attributable to logistics services was 16.3% in fiscal 2000, down from 19.4% in fiscal 1999 reflecting higher growth in lower margin logistic management services than in warehousing operations. However, non-asset based logistic management services have substantially lower capital requirements to fund growth than asset-intensive warehousing operations.

            The direct margin attributable to product sales in fiscal 2000 was 23.1% reflecting an increase over last year's level of 22.1%. The increase in margin is largely attributable to including a full year of Zero Zone operations compared to only 9 1/2 months in fiscal 1999.

            Depreciation and amortization expense in fiscal 2000 was $7,895,000 compared to $7,519,000 reported in fiscal 1999, reflecting an increase of $376,000, or 5.0%. The increase is primarily attributable to the inclusion of Zero Zone operations for the entire year in 2000.

            Selling, general and administrative expenses in fiscal 2000 totaled $15,623,000, or 8.5% of total revenues compared to $13,087,000, or 9.0%, for the same period in 1999. The increase in selling, general and administrative expense in fiscal 2000 of $2,536,000, or 19.4%, was primarily attributable to higher volume at Zero Zone and the inclusion of a full-year of Zero Zone's operations in fiscal 2000. Selling, general and administrative expense attributable to TLC declined 3.7% in fiscal 2000.

            Consolidated earnings from operations for fiscal 2000 totaled $11,153,000 compared to $9,044,000 in fiscal 1999, an increase of $2,109,000, or
23.3%, but reflected a consistent margin on revenues year-to-year.

            Consolidated net interest expense in fiscal 2000 was $5,899,000 compared to $4,644,000 reported for fiscal 1999. The increase of $1,255,000 is primarily attributable to a full period of increased debt in fiscal 2000 compared to last year, the acquisition of a refrigerated warehouse facility which was funded by an increase in TLC's revolving credit facility, the acquisition of the remaining 33.3% of TLC on September 30, 2000, funded through borrowings under C2's line of credit and generally higher interest rates on variable rate borrowings.

            In fiscal 2000, consolidated net earnings totaled $1,995,000, or $0.39 basic earnings per share, up 59.0% from last year's net earnings of $1,255,000, or $0.24 per share. Included in last year's results was an extraordinary charge of $153,000, net of tax, incurred by Zero Zone related to refinancing its senior debt. Excluding the extraordinary charge in fiscal 1999, net earnings increased 41.7% year-to-year. The increase in fiscal 2000 net earnings excluding the extraordinary charge, was primarily attributable to higher sales volume at Zero Zone, the inclusion of Zero Zone's operations for a full-year period this year and incurring certain one-time expenses in fiscal 1999 related to the Christiana Weatherford merger and transaction.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

            The Company's consolidated financial results for fiscal 1999 include a full 12 months of operations for TLC and a 9 1/2 month period for Zero Zone. Accounting convention requires the consolidated financial results reported by C2 for fiscal 1999 be compared to the financial results of TLC alone reported for fiscal 1998, even though TLC was a wholly-owned, limited liability company subsidiary of Christiana Companies, Inc. and therefore did not provide for minority interest or a tax provision.

            The Company's consolidated revenues for fiscal 1999 totaled $145,676,000 compared to $90,610,000 reported by TLC in fiscal 1998 reflecting an increase of 60.8%. Revenue growth was primarily attributable to increased volume in logistics services, which increased 18.3% to $96,132,000, and growth in product sales, which increased 430% year-to-year due primarily to the acquisition of Zero Zone and the inclusion of Zero Zone's operations in C2's consolidated financial results for 9 1/2 months in fiscal 1999. Revenue growth at TLC was driven primarily by new customers, increased volume in Logistics Management Services and increased capacity utilization in refrigerated warehousing. Revenue growth at Zero Zone, which on a full year-to-year basis totaled 48.2%, resulted from increased volume from both new and existing customers. In fiscal 1999, one customer represented 16% of consolidated revenues.

            Depreciation and amortization expense in fiscal 1999 was $7,519,000 compared to $6,254,000 reported by TLC in fiscal 1998, reflecting an increase of $1,265,000 or 20.2%. The increase was primarily attributable to the acquisition of Zero Zone in fiscal 1999.

            Selling general and administrative expenses in fiscal 1999 totaled $13,087,000 compared to $7,140,000 reported by TLC in fiscal 1998, or an increase of 83%. The increase was due entirely to the inclusion of Zero Zone as this expense category at TLC declined $71,000 in fiscal 1999 due to aggressive cost management. Also included in this expense category for fiscal 1999 was $847,000 of corporate related expense.

            Consolidated earnings from operations for fiscal 1999 totaled $9,044,000 compared to $6,850,000 reported for TLC in fiscal 1998, or an increase of 32%. Growth in earnings from operations was attributable primarily to the inclusion of Zero Zone for the period. Earnings from operations contributed by TLC in fiscal 1999 declined by 17% from the prior year due primarily to increased labor and warehousing costs for much of the year at two refrigerated warehouse facilities. The increase in labor and warehousing costs resulted from the Company significantly expanding the distribution programs with two accounts. Earnings from operations in fiscal 1999 also include $847,000 of corporate related expenses which are not reflected in the prior year's results.

            Consolidated net interest expense in fiscal 1999 was $4,644,000 compared to $2,586,000 reported by TLC in fiscal 1998. Increased interest expense was primarily related to two factors: increased debt at TLC related to the $20 million dividend and the repayment of a $3,000,000 note to Christiana in connection with the merger transaction between Christiana and Weatherford, and secondly, the inclusion of Zero Zone in fiscal 1999. Corporate activities contributed $312,000 of interest income for the year.

            In the third quarter of fiscal 1999, Zero Zone refinanced its senior debt which both reduced its average rate of interest and significantly extended its average maturity. Related to this debt refinancing transaction, Zero Zone incurred a one-time, extraordinary charge of $153,000, net of tax and minority interest.

            Consolidated net earnings for fiscal 1999 before an extraordinary charge as previously described, totaled $1,408,000 or $0.27 basic earnings per share compared to net earnings reported by TLC in fiscal 1998 of $4,375,000 or $0.84 per share. The decline in earnings is attributable to increased interest expense as previously noted, the inclusion of minority interest and a tax provision in fiscal 1999 related to both TLC and Zero Zone, and lower earnings from operations at TLC. Consolidated net earnings after the extraordinary item in fiscal 1999 were $1,255,000, or $0.24 basic earnings per share.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

            Cash and cash equivalents at December 31, 2000 totaled $2,294,000 compared to $4,953,000 at December 31, 1999. The Company's working capital at December 31, 2000 was $1,366,000 compared to $8,835,000 at December 31, 1999.
The decline in working capital was primarily attributable to the purchase of the remaining 33.3% interest in TLC from Weatherford for $8,284,000 which was funded by using $1,284,000 of Company cash and borrowing $7,000,000 under the Company's line of credit.

            Operating activities in 2000 provided cash of $8,569,000 derived primarily from net earnings of $1,995,000, depreciation and amortization of $7,895,000, offset by a net increase in working capital accounts of $3,144,000.

            Net cash used in investing activities in fiscal 2000 totaled $17,567,000 and included capital expenditures of $9,845,000, the major components of which were: $6,861,000 related to the purchase of a refrigerated warehouse, $1,101,000 of transportation equipment and $1,632,000 for capital additions at Zero Zone primarily related to the expansion of its manufacturing capacity. Businesses acquired represents the 33.3% purchase of TLC for $8,284,000.

            Cash flows from financing activities in fiscal 2000 totaled $6,339,000 the major components of which were $1,060,000 in borrowings under Zero Zone's line of credit to finance its growth in working capital and $7,000,000 in borrowings under C2's line of credit to finance the acquisition of the remaining 33.3% of TLC. The cash flow was partially reduced by payments on long-term debt and the purchase of treasury stock

            At December 31, 2000, TLC had a secured revolving credit facility that provided for borrowings up to $64,350,000. Outstanding indebtedness under this facility totaled $53,300,000 at December 31, 2000. During the third quarter of 1999, Zero Zone refinanced its senior debt issuing a $3,420,000 tax exempt Industrial Revenue Bond and a $6,000,000 taxable Industrial Revenue Bond both of which were credit enhanced by a major commercial bank's letter of credit. In addition, Zero Zone has a $7,500,000 secured line of credit facility which, at year end, had outstanding borrowings of $3,830,000. Zero Zone issued $4,401,000 of subordinated notes in connection with its acquisition by C2 on March 12, 1999.

            At year end, the Company had in place a $15,000,000 unsecured line of credit facility for general corporate purposes. There were $7,000,000 in borrowings outstanding under this facility at December 31, 2000.

            The Company's current sources of capital include: cash generated from operations, existing cash resources which, at year end, totaled $2,294,000 and unused borrowings under existing credit facilities totaling approximately $23,000,000. The Company believes these resources are sufficient to fund projected cash requirements of its current operations.

            TLC has received commitments from its current lenders to refinance its existing revolving credit facility. The refinancing will include the $7,000,000 outstanding borrowings under C2, Inc.'s line of credit. The refinancing will entail extending the existing term of the facility by three years. It is expected that the refinancing will be completed in the second quarter of fiscal 2000 and include similar covenants but a higher spread over LIBOR than its existing credit facility reflecting the increased leverage and extended maturity.

            The Company continues to evaluate new acquisitions in areas strategic to existing operations as well as in new lines of business. Future acquisitions may be funded through cash flows from operations, existing credit facilities and the issuance of equity securities under a rights offering to shareholders or otherwise, if desirable.

            As of December 31, 2000, the Company had no material capital commitments.

            Certain matters discussed in this Report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company "believes," "expects" or other words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements, including, among other, discussions of growth in the market and demand for services in third party logistics, the outlook for growth in the market for new construction or refurbishment of grocery, drug and convenience stores, and thus demand for Zero Zone's products. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Although the Company believes its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could affect actual results or outcomes include, without limitation:

         - Demand for and profitability of warehousing, transportation logistic services and refrigerated display cases may be adversely affected by increases in interest rates, adverse economic conditions, increased energy costs, loss of a material customer or other factors.
         - Growth in volume of services or products may be adversely affected by reduced ability to identify and hire qualified employees.
         - The Company's profitability may be adversely affected by increases in interest rates because a significant portion of the Company's debt bears interest at variable rates.
         - Consolidations within the food industry or food retailers could impact the Company's customers
         - Company's market share may be adversely affected as a result of new or increased competitive conditions in warehousing, transportation or display case manufacturing.

            Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included are made only as of the date of this Report. The Company is not obligated to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            C2, Inc. had minimal, if any, holdings in long-term fixed income or debt instruments, derivatives or foreign exchange transactions in 2000 or 1999 which would give rise to exposure to market risk related to interest rate fluctuations. Any exposure to market risk related to interest rate fluctuation is considered to be immaterial.

ITEM 8.     FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

            See Index to Financial Information on page 17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

            The information required by this Item with respect to directors and
Section 16 compliance is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders ("Proxy Statement") and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Part I, page 6 of the Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION.

            The information required by this Item is included under the captions "Board of Directors -- Directors Compensation" and "Executive Compensation" in the Proxy Statement and is hereby incorporated herein by reference; provided, however, that the subsection entitled "Executive Compensation -- Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The information required by this Item is included under the caption "Principal Shareholders" in the Proxy Statement and is hereby incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The information required by this Item is included under the caption "Certain Transactions" in the Proxy Statement and is hereby incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

           (a) (1) Financial Statement and Schedules -- The financial statements and financial statement schedules listed in the accompanying index to financial statement and financial statement schedules are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference. See Index on page 17.

               (2) Exhibits -- The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K. See Index on page 35.

           (b) Reports on Form 8-K:

           No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

                                   SIGNATURES

           Pursuant to the requirement of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             C2, Inc.

Date:      March 13, 2001                    By: /s/ William T. Donovan
                                             -----------------------------------
                                             William T. Donovan, President & CEO

           Pursuant to the requirements of the Securities Exchange Act of 1934 this 10-K report has been signed below on March 13, 2001 the following persons on behalf of the Registrant and in the capacity indicated.

                                             Signature


/s/ William T. Donovan                       President & Chief Executive Officer
---------------------------------------      a Director
William T. Donovan


/s/ David J. Lubar                           Chairman and a Director
---------------------------------------
David J. Lubar


/s/ Nicholas F. Brady                        Director
---------------------------------------
Nicholas F. Brady


/s/ Sheldon B. Lubar                         Director
---------------------------------------
Sheldon B. Lubar


/s/ William H. Lacy                          Director
---------------------------------------
William H. Lacy


/s/ John A. Becker                           Director
---------------------------------------
John A. Becker


/s/ Betty J. White                           Treasurer
---------------------------------------
Betty J. White

                                    C2, INC.


                              FINANCIAL INFORMATION


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2000

                                    C2, INC.
                         INDEX TO FINANCIAL INFORMATION


                                                                        Page No.

Report of Independent Public Accountants....................................18

C2, Inc. Consolidated Balance Sheets as of December 31, 2000 and 1999.......19

C2, Inc. Consolidated Statements of Income for the years ended
  December 31, 2000, 1999 and 1998..........................................20

C2, Inc. Consolidated Statements of Shareholders' Equity
  For the years ended December 31, 2000, 1999 and 1998......................21

C2, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998....................................22

Notes to Consolidated Financial Statements..................................23

Selected Financial Data.....................................................33

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of C2, Inc.:


         We have audited the accompanying consolidated balance sheets of C2, Inc. and subsidiaries (a Wisconsin Corporation) as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C2, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                           ARTHUR ANDERSEN LLP





February 7, 2001
Milwaukee, Wisconsin

                            C2, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999


                                                                                     2000                    1999
                                                                                -------------           -------------
ASSETS:
Current Assets:
    Cash and cash equivalents                                                   $   2,294,000           $   4,953,000
    Accounts receivable, net                                                       21,701,000              18,016,000
    Inventories                                                                     8,575,000               6,428,000
    Prepaids and other assets                                                       3,630,000               1,821,000
                                                                                -------------           -------------
        Total current assets                                                       36,200,000              31,218,000
                                                                                -------------           -------------

Long-Term Assets:
    Property, plant and equipment, net                                             76,567,000              73,495,000
    Goodwill, net                                                                  15,579,000              17,102,000
    Other assets                                                                    1,554,000               1,812,000
                                                                                -------------           -------------
        Total long-term assets                                                     93,700,000              92,409,000
                                                                                -------------           -------------

        Total assets                                                            $ 129,900,000           $ 123,627,000
                                                                                =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
    Current maturities of long-term debt                                        $     500,000           $     500,000
    Line of credit                                                                 10,830,000               2,770,000
    Accounts payable                                                               12,873,000               8,764,000
    Accrued liabilities                                                            10,631,000              10,349,000
                                                                                -------------           -------------
        Total current liabilities                                                  34,834,000              22,383,000
                                                                                -------------           -------------

Long-Term Liabilities:
    Long-term debt, less current maturities                                        65,713,000              66,373,000
    Other liabilities                                                               1,853,000               1,059,000
                                                                                -------------           -------------
        Total long-term liabilities                                                67,566,000              67,432,000
                                                                                -------------           -------------
        Total liabilities                                                         102,400,000              89,815,000
                                                                                -------------           -------------
Minority interests                                                                         --               7,742,000

SHAREHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share                                              --                      --
         10,000,000 shares authorized, none issued or outstanding
    Common stock, par value $.01 per share; 50,000,000 shares
        authorized, 5,206,064 and 5,202,664 shares
issued respectively                                                                    52,000                  52,000
     Additional paid-in capital                                                    20,371,000              20,358,000
     Treasury Stock at cost (124,200 shares)                                         (578,000)                     --
     Retained Earnings                                                              7,655,000               5,660,000
                                                                                -------------           -------------
Total Shareholders' Equity                                                         27,500,000              26,070,000
                                                                                -------------           -------------
                                                                                $ 129,900,000           $ 123,627,000
                                                                                =============           =============


                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                      2000                  1999                 1998
                                                                -------------         -------------         -------------
Revenues:
    Logistics Revenue                                           $ 113,376,000         $  96,132,000         $  81,267,000
    Product Sales                                                  70,074,000            49,544,000             9,343,000
                                                                -------------         -------------         -------------
                                                                  183,450,000           145,676,000            90,610,000
                                                                -------------         -------------         -------------
Costs and Expenses:
    Logistics Expenses                                             94,870,000            77,443,000            61,507,000
    Cost of Product Sales                                          53,909,000            38,583,000             8,859,000
    Depreciation and Amortization                                   7,895,000             7,519,000             6,254,000
    Selling, General and Administrative                            15,623,000            13,087,000             7,140,000
                                                                -------------         -------------         -------------
                                                                  172,297,000           136,632,000            83,760,000
                                                                -------------         -------------         -------------
       Earnings from Operations                                    11,153,000             9,044,000             6,850,000

Other Income (Expense):
    Interest Expense, net                                          (5,899,000)           (4,644,000)           (2,586,000)
    Merger-Related Expenses                                                --              (343,000)                   --
    Other Income (Expense), net                                        58,000               (18,000)              111,000
                                                                -------------         -------------         -------------
                                                                   (5,841,000)           (5,005,000)           (2,475,000)

Earnings before Income Taxes, Minority Interest
    and Extraordinary Item                                          5,312,000             4,039,000             4,375,000

Provision for Income Taxes                                          2,270,000             1,619,000                    --
                                                                -------------         -------------         -------------

Net Earnings before Minority Interest and
    Extraordinary Item                                              3,042,000             2,420,000             4,375,000

Minority Interest                                                   1,047,000             1,012,000                    --
                                                                -------------         -------------         -------------

Net Earnings before Extraordinary Item                              1,995,000             1,408,000             4,375,000

Extraordinary Item, net of Tax and Minority Interest                       --               153,000                    --
                                                                -------------         -------------         -------------

Net Earnings                                                    $   1,995,000         $   1,255,000         $   4,375,000
                                                                =============         =============         =============

Basic Earnings per Share before Extraordinary Item              $        0.39         $        0.27         $        0.84
                                                                =============         =============         =============

Basic Earnings per share                                        $        0.39         $        0.24         $        0.84
                                                                =============         =============         =============

Diluted Earnings per Share before Extraordinary Item            $        0.38         $        0.27         $        0.82
                                                                =============         =============         =============

Diluted Earnings per Share                                      $        0.38         $        0.24         $        0.82
                                                                =============         =============         =============

                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



   ($000)                             Common Stock       Additional       Treasury  Stock
                                ---------------------      Paid-in    ----------------------    Retained      Members
                                 Shares       Amount       Capital      Shares       Amount     Earnings       Equity       Total
                                ---------    --------    ----------   ---------    ---------   ----------    ---------    ---------
Balance December 31, 1997              --          --           --           --           --           --    $  42,839    $  42,839

Net Earnings                           --          --           --           --           --           --        4,375        4,375

Distribution to Christiana             --          --           --           --           --           --       (1,757)      (1,757)
    For Income Taxes

Distribution to Christiana             --          --           --           --           --           --      (10,000)     (10,000)
                                ---------   ---------    ---------    ---------    ---------    ---------    ---------    ---------

Balance, December 31, 1998             --          --           --           --           --           --       35,457       35,457

Distribution to Christiana             --          --           --           --           --           --      (13,312)     (13,312)

Sale of Common Stock            5,202,664   $      52    $  20,358           --           --           --           --       20,410

Adjustments Related
    to the Acquisition of
    Total Logistic Control             --          --           --           --           --    $   4,405      (22,145)     (17,740)

Net Earnings                           --          --           --           --           --        1,255           --        1,255
                                ---------   ---------    ---------    ---------    ---------    ---------    ---------    ---------

Balance, December 31, 1999      5,202,664          52       20,358           --           --        5,660           --       26,070

Purchase of Treasury Stock             --                              (124,200)   $    (578)          --           --         (578)

Exercise Stock Options              3,400          --           13           --           --           --           --           13

Net Earnings                           --          --           --           --           --        1,995           --        1,995

                                ---------   ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance, December 31, 2000      5,206,064   $      52    $  20,371     (124,200)   $    (578)   $   7,655           --    $  27,500
                                =========   =========    =========    =========    =========    =========    =========    =========





                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



                                                                        2000                1999                1998
                                                                   ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                         $  1,995,000        $  1,255,000        $  4,375,000
Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
    Depreciation and amortization                                     7,895,000           7,519,000           6,254,000
    (Gain) loss on disposal of assets                                  (139,000)            (64,000)            212,000
    Minority interest in income of subsidiaries                       1,047,000             944,000                  --
    Deferred income tax provision                                       915,000            (728,000)                 --
Changes in Assets and Liabilities:
     (Increase) in accounts receivable                               (3,685,000)         (6,688,000)           (717,000)
     (Increase) in inventories                                       (2,147,000)         (4,082,000)         (1,643,000)
     (Increase) decrease in prepaids and other assets                (1,703,000)          2,407,000             (67,000)
     Increase in accounts payable and accrued liabilities             4,391,000           3,811,000           2,746,000
                                                                   ------------        ------------        ------------
        Net cash provided by operating activities                     8,569,000           4,374,000          11,160,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                        (9,845,000)         (7,435,000)         (2,845,000)
     Businesses acquired, net of cash received                       (8,284,000)        (13,089,000)                 --
     Proceeds from sale of fixed assets                                 562,000             908,000             801,000
                                                                   ------------        ------------        ------------
        Net cash used in investing activities                       (17,567,000)        (19,616,000)         (2,044,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of stock                                          13,000          20,410,000                  --
    Borrowings on line of credit, net                                 8,060,000           2,769,000                  --
    Proceeds from issuance of long-term debt                                 --          18,276,000          10,000,000
    Payment of amounts due to Christiana                                     --          (3,000,000)                 --
    Payment of long-term debt                                          (775,000)         (4,823,000)         (7,738,000)
    Purchase of treasury stock                                         (578,000)                 --                  --
    Distribution for income taxes                                      (381,000)           (134,000)         (1,757,000)
    Distribution to Christiana related to merger agreement                   --         (13,312,000)        (10,000,000)
                                                                   ------------        ------------        ------------

        Net cash provided by (used in) financing activities           6,339,000          20,186,000          (9,495,000)
                                                                   ------------        ------------        ------------

NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                             (2,659,000)          4,944,000            (379,000)

BEGINNING CASH AND CASH EQUIVALENTS                                   4,953,000               9,000             388,000
                                                                   ------------        ------------        ------------

ENDING CASH AND CASH EQUIVALENTS                                   $  2,294,000        $  4,953,000        $      9,000
                                                                   ============        ============        ============

Supplemental Disclosures of Cash Flow Information
    Interest paid                                                  $  5,977,000        $  4,791,000        $  2,915,000
    Amounts paid for income taxes                                  $  3,924,000        $  1,922,000        $  1,757,000

                 See notes to consolidated financial statements.

C2, INC AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998

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

    CONCENTRATION OF CREDIT RISK: In 2000 and 1999, one customer represented approximately 21.9% and 16%, respectively of total consolidated revenues.

    PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of C2, Inc. and its subsidiaries, Total Logistic Control LLC and Zero Zone, Inc. All material intercompany transactions have been eliminated in consolidation.

    ACQUISITIONS: In connection with the above-mentioned merger, on February 8, 1999, C2, Inc. acquired a two-thirds interest in Total Logistic Control, LLC ("TLC") for $10,667,000. TLC provides integrated third-party logistic services which include refrigerated and non-refrigerated warehousing, transportation, logistic management services, facilities and operations management, food distribution, product fulfillment, international customs house brokerage and freight forwarding and packaging.

    On March 12, 1999, C2, Inc. purchased 70.6 percent of the common stock of Zero Zone, Inc. ("Zero Zone") in connection with a $19,500,000 recapitalization plan for Zero Zone. C2, Inc. invested $3,000,000 in common stock and $1,500,000 in capital notes.

    On September 1, 2000, TLC acquired substantially all the assets of the ProSource Group, Inc. located in Aurora, Il. ProSource provides dedicated third-party management to operate both manufacturing and distribution centers primarily for Fortune 500 consumer products companies.

    On September 30, 2000, C2, Inc. purchased the remaining 33.3% of TLC for $8,284,000. As of September 30, 2000, TLC was a wholly-owned subsidiary of C2, Inc. The premium over the carrying value of minority interest was $992,000 all of which was allocated to TLC's fixed assets.

    These acquisitions have been accounted for as purchase transactions.

    REVENUE RECOGNITION: Logistic service revenues are recognized when goods are delivered to the customer or when services are provided. Costs and related expenses are recorded as incurred. Revenues and costs related to product sales are recognized when products are shipped to customers.

    Prior to fiscal 2000, all of TLC's business was reflected as logistics revenue and logistics expense. A portion of TLC's business includes the purchase of product for resale. As a result, 2000 and prior periods have reclassified certain product related activities of TLC from logistics revenue and expenses to product sales and cost of product sales.

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

    ACCOUNTS RECEIVABLE: Accounts receivable are presented net of an allowance for uncollectible accounts of $415,000 and $330,000 at December 31, 2000 and 1999, respectively. The provision for bad debts was $110,000, $82,000, and $145,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

    INVENTORIES: Inventories at TLC consist of repair parts and commodities held for distribution under an exclusive logistic contract. These items are carried at their lower of FIFO (first-in, first-out) cost or market value. At Zero Zone, inventories are stated at the lower of FIFO cost or market value and include materials, labor and manufacturing overhead. As of December 31, 2000 and 1999, inventories are comprised of the following:


                                                    2000           1999
                                                 ----------    ----------
Repair parts                                     $  130,000    $  113,000
Commodities and other                             2,377,000     2,611,000
Raw materials and work in process                 3,292,000     2,639,000
Finished goods                                    2,776,000     1,065,000
                                                 ----------    ----------
                                                 $8,575,000    $6,428,000
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


                                                           AT DECEMBER 31,
                                                ----------------------------------       ESTIMATED
                                                      2000                1999          USEFUL LIVES
                                                -------------        -------------    ----------------
Land                                            $   4,665,000        $   4,332,000               --
Machinery and equipment                            36,386,000           30,737,000        3-7 years
Buildings and improvements                         78,504,000           77,166,000      30-40 years
Construction in progress                              501,000              128,000               --
                                                -------------        -------------
                                                  120,056,000          112,363,000
Less:  Accumulated depreciation                   (43,489,000)         (38,868,000)
                                                -------------        -------------
                                                $  76,567,000        $  73,495,000
                                                =============        =============

    GOODWILL: Goodwill is amortized on a straight-line basis over 40 years ($550,000 in 2000, $469,000 in 1999 and $157,000 in 1998, respectively). The accumulated amortization at December 31, 2000 and

1999 was $1,777,000 and $1,227,000, respectively. C2, Inc. continually evaluates whether events and circumstances have occurred that indicate the remaining useful life may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, C2, Inc. uses an estimate of the undiscounted cash flows over the remaining life of the goodwill to measure whether the goodwill is impaired. If impaired, a loss is recognized for the amount by which the carrying value exceeds the fair value.

    EXTRAORDINARY ITEM: During the third quarter of 1999, Zero Zone completed a refinancing of its senior debt which entailed the issuance of both non-taxable and taxable industrial revenue bonds and an increase in its bank credit facility. An extraordinary charge of $362,000 related to the debt refinancing was incurred during that quarter. The charge to C2, Inc. was $153,000, net of tax and minority interest.

    PRO FORMA RESULTS: C2, Inc was organized to acquire 66.7 percent of Total Logistic Control, LLC in connection with a merger transaction between Christiana and Weatherford completed on February 8, 1999. On March 12, 1999, C2, Inc. acquired 70.6 percent of Zero Zone, Inc. On September 30, 2000, C2, Inc. acquired the remaining 33.3% of TLC. The consolidated financial statements for the year ended December 31, 1999 included herein reflect the results of TLC from January 1, 1999 and of Zero Zone from March 12, 1999. Because the controlling ownership of TLC is deemed to be substantially the same before and after its acquisition by C2, Inc., comparable historical financial statements for the years ended December 31, 1999 included herein present the results of operations of TLC only, without regard to minority interest or capital structure changes. The following unaudited pro forma results of operations have been prepared assuming these acquisitions had occurred on January 1, 1999. This pro forma information is not necessarily indicative of those results of operations that would have occurred had the acquisitions been made on those dates, or of results which may occur in the future.


             PRO FORMA OPERATING RESULTS                                            (UNAUDITED)
                                                                                  AT DECEMBER 31,
                                                                          ------------------------------
                                                                              2000              1999
                                                                          ------------      ------------
Revenues                                                                  $183,450,000      $151,540,000
Earnings from operations                                                    11,054,000         9,531,000
Net earnings before extraordinary item                                       1,703,000         1,290,000
Extraordinary item                                                                  --           153,000
Net earnings                                                                 1,703,000         1,137,000
Basic earnings per share before extraordinary item                                0.33              0.25
Basic earnings per share                                                          0.33              0.22
Diluted earnings per share before extraordinary item                              0.32              0.24
Diluted earnings per share                                                        0.32              0.21

    EARNINGS PER SHARE: Following is a reconciliation of basic and diluted earnings per share for the years ended December 31, 2000, 1999, and 1998. The proforma calculations for 1998 are based on the common shares outstanding since the offering and assumes that such shares were issued and outstanding for the period ended December 31, 1998.


                                                           YEAR ENDED DECEMBER 31,
                                                -------------------------------------------
                                                    2000            1999            1998
                                                ----------       ----------      ----------
Basic Earnings per Share:
Net earnings available to common
    shareholders before extraordinary
     item                                       $1,995,000       $1,408,000      $4,375,000
Net earnings available to common
    shareholders                                $1,995,000       $1,255,000      $4,375,000
Average shares of common stock
    outstanding                                  5,106,043        5,202,664       5,202,664

Basic earnings per share before
    extraordinary item                          $     0.39       $     0.27      $     0.84

Basic earnings per share                        $     0.39       $     0.24      $     0.84

Diluted Earnings per Share:
Average shares of common stock
    outstanding                                  5,106,043        5,202,664       5,202,664
Incremental common shares applicable
    to common stock options                        160,746          109,807         109,807
                                                ----------       ----------      ----------
Average common shares assuming full
    dilution                                     5,266,789        5,312,471       5,312,471

Diluted earnings per share before
    extraordinary item                          $     0.38       $     0.27      $     0.82

Diluted earnings per share                      $     0.38       $     0.24      $     0.82

    ADVERTISING COSTS: The Company expenses advertising costs as incurred. Total advertising expense was $505,000, $426,000 and $308,000 for 2000, 1999 and 1998,
respectively. Advertising costs are charged to selling, general and administrative expenses.

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

    RECLASSIFICATIONS: Certain reclassifications have been made in the 1999 and 1998 statements to conform with 2000 presentation.

B.  RELATED PARTY TRANSACTIONS:

         The Company's headquarters shares offices with Lubar & Co. Incorporated. The office building in which C2, Inc. is headquartered is owned by 700 North Water LLC which is owned by Sheldon B. Lubar, David J. Lubar, the Lubar Family (90%) and William T. Donovan (5%). Sheldon B. Lubar and David J. Lubar are officers and directors of Lubar & Co. Incorporated, and each own 50% of its stock. The Company pays its pro rata share of the rent, utilities and other expenses of these premises (approximately $6,000 per month). A total of $71,000 was paid in 2000.

         In 2000 and 1999 TLC made contractual distributions to Christiana for income taxes of $381,000 and $134,000, respectively. Also during 1999 and 1998, TLC made distributions related to dividends, note retirements and interest to Christiana of $13,312,000 and $10,000,000, respectively. These distributions to Christiana are reflected as reductions to Members' Equity in 1999 and 1998 as applicable.

C. INDEBTEDNESS:

         The following is a summary of long term indebtedness as of December 31:


                                                              2000               1999
                                                         ------------       ------------
         Revolving credit agreement                      $ 53,300,000       $ 53,552,000
         Bonds payable                                      8,920,000          9,420,000
         Subordinated note                                  3,993,000          3,901,000
                                                         ------------       ------------
                                                           66,213,000         66,873,000
         Less:  Current portion of long-term debt            (500,000)          (500,000)
                                                         ------------       ------------
                                                         $ 65,713,000       $ 66,373,000
                                                         ============       ============

    TLC has a revolving credit agreement that provides for borrowings at December 31, 2000 of up to $64,350,000. Borrowings under this agreement mature on November 2, 2003 and bear interest, payable monthly at either LIBOR plus 175 basis points, or a floating rate at the bank's prime rate (9.5% at December 31, 2000) and are secured by substantially all of TLC's assets. The interest rate will vary over the term of the credit agreement pursuant to a pricing grid based on the ratio of funded debt to EBITDA (earnings before interest, taxes, depreciation, amortization and other non-recurring items) as defined. The weighted average interest rate on these borrowings was 8.42% in 2000. The revolving credit agreement requires, among other things, that defined levels of net worth and debt service coverage be maintained and restricts certain activities including limitation on new indebtedness and the disposition of assets. As of December 31, 2000, TLC was in compliance with, or has secured waivers, relating to all required covenants. No compensating balances are required under the terms of this credit facility.

    Zero Zone completed a new financing package August 31, 1999 with a major commercial bank. The package contains two bond issues and a demand line of credit. The first is a tax exempt Industrial Revenue Bond issue for $3,420,000 that was issued through the State of Wisconsin for the company's building addition. The bond has a 20 year life with no annual amortization and has a seven day variable interest rate, which was 5.1% at December 31, 2000. The second issue is a taxable Industrial Revenue Bond issued through a bank and at December 31, 2000, $5,500,000 was outstanding. This bond has a 20 year maturity schedule with annual principal repayments of $500,000. The effective life of this bond is 12 years. The interest rate on the second bond is also a seven day variable interest rate, which was 6.75% at December 31, 2000. Both bonds are secured by Letters of Credit issued by a major commercial bank. The interest rate on the line is based on LIBOR plus an amount that varies according to a pricing grid determined by the ratio of funded debt to EBITDA. Zero Zone has $3,993,000 of subordinated notes outstanding which include $2,350,000 of notes to former shareholders of Zero Zone and bear the rate of 8%. The balance of $1,643,000 is a capital note bearing interest at 8.5% to a member of its management. At December 31, 2000 and 1999 borrowings under a line of credit at Zero Zone were $3,830,000 and $2,770,000, respectively. Interest on this line is at LIBOR plus an amount that varies determined by a ratio of funded debt to EBITDA. This rate was 8.06% at December 31, 2000. The interest rate on this line can also be based on Prime less an amount that varies according to a pricing grid determined by the ratio of funded debt to EBITDA. Zero Zone's revolving credit line requires that the company maintain a defined level of net worth in addition to required levels of debt service coverage. These ratios are computed quarterly and provided to the bank. The agreement also restricts new indebtedness and disposition of assets. Other covenants include restrictions on investment/acquisition activity, restrictions on guarantees and pledges and standard requirements for business existence, insurance, and compliance with the law. Zero Zone was in compliance with all covenants at December 31, 2000.

    C2, Inc. has a $15,000,000 unsecured line of credit, renewable annually. Borrowings under this line bear interest at either the LIBOR plus 150 basis points, or prime at the Company's option. No compensating balances are required under the terms of this credit facility.

    As of December 31, 2000, the future maturities of consolidated indebtedness are as follows:


                        2001                $      500,000
                        2002                     1,500,000
                        2003                    54,800,000
                        2004                       850,000
                        2005                     1,500,000
                        Thereafter               7,063,000


         At December 31, 2000, the fair value of the long-term debt was not materially different from the carrying value.

D.  INCOME TAXES:

    Effective June 20, 1997, TLC converted from a C-Corporation to a Limited Liability Company. For purposes of taxation, all earnings of TLC are passed through to its members and taxed at the member level. As a result, there is no tax provision on earnings from June 30, 1997 to the February 1999 merger. C2, Inc. is taxed as a C-Corporation.

    The tax provision recorded by C2, Inc. for 2000 and 1999 represents taxes booked at the C2, Inc. level for corporate activity, operations related to Zero Zone and for its share of TLC income.

The summary of the provision for income taxes is as follows:


                          2000           1999          1998
                      -----------    -----------   -----------
Current:
  Federal             $   846,000    $ 1,961,000            --
  State                   124,000        277,000            --
Deferred                1,300,000       (619,000)           --
                      -----------    -----------   -----------
                      $ 2,270,000    $ 1,619,000            --
                      ===========    ===========   ===========

The net deferred tax asset is classified in the consolidated balance sheet as follows:


                                                AT DECEMBER 31,
                                       --------------------------
                                           2000           1999           1998
                                       -----------    -----------    -----------
Current net deferred income
  tax asset                            $ 1,067,000    $   859,000             --
Non-current net deferred
  income tax liability                  (1,254,000)      (131,000)            --
                                       -----------    -----------    -----------
                                       $  (187,000)   $   728,000             --
                                       ===========    ===========    ===========

    The components of deferred income taxes are:


                                                                   AT DECEMBER 31,
                                                       ------------------------------------
                                                           2000                    1999
                                                       -----------              -----------
           Deferred Tax Assets:
              Accrued Vacations                        $   159,000              $   284,000
              Workers Compensation                         178,000                  141,000
              Health Insurance Reserve                     190,000                  147,000
              Bad Debt Reserve                              77,000                  113,000
              Other                                        463,000                  174,000
                                                       -----------              -----------
              Total Deferred Tax Assets                $ 1,067,000              $   859,000
                                                       -----------              -----------

           Deferred Tax Liabilities:
              Tax Over Book Depreciation               $ 1,250,000              $   131,000
              Other                                          4,000                       --
                                                       -----------              -----------
              Total Deferred Tax Liability             $ 1,254,000              $   131,000
                                                       -----------              -----------

           Net Deferred Tax Liability                  $  (187,000)             $   728,000
                                                       ===========              ===========

    A reconciliation of the statutory Federal income tax rate for years ended December 31, 2000 and 1999 are as follows:


                                                                           AT DECEMBER 31,
                                                                      ------------------------
                                                                        2000           1999
                                                                      ----------    ----------
         Statutory Federal income tax rate                                34%           34%
         Increase in taxes resulting from state income tax, net            6%            4%
         Non-deductible goodwill amortization                              4%            1%
         Other, net                                                       (1)%           1%
                                                                      ----------    ----------
                                                                          43%           40%
                                                                      ==========    ==========

E.  STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS:

    The Company has 520,000 shares of its common stock reserved for issuance under a stock option plan, which permits the granting of options as well as appreciation rights and awards. During 1999, the first year of the stock option plan, options totaling 348,000 were granted at an exercise price of $4.00. At December 31, 1999, no options were exercisable or cancelled. At December 31, 2000, 66,200 of the total options granted were exercisable. These options vest ratably over five years.

    The weighted-average exercise price of total stock options outstanding at December 31, 2000 was $4.08. Additionally, the weighted average contractual life of stock options outstanding at December 31, 2000 was 3.2 years.

    Changes in stock options outstanding are summarized as follows:


                                                          NUMBER              EXERCISE
                                                            OF               PRICE PER
                                                         OPTIONS              OPTION
-------------------------                               ----------           ---------
Options granted in 1999                                    348,000           $   4.00
Balance December 31, 1999                                  348,000                 --
     Options granted                                        12,000               5.00
     Options granted                                        12,000               5.25
     Options cancelled                                     (13,600)             (4.00)
     Options exercised                                      (3,400)             (4.00)
                                                        ----------
Balance December 31, 2000                                  355,000
                                                        ==========

    Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method as provided therein. The fair value of each option is estimated on the date of the grant using an option pricing model with the following weighted-average assumptions used for options issued in 1999: risk-free interest rate of 6.5%, expected remaining life of 5 years, expected volatility of 57.6%, and no expected dividends; for options issued in 2000 the expected volatility is 83.6%. The weighted average fair value of options granted in 2000 was $1.05 per share.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period of 5 years. Set forth below is a summary of the Company's net earnings and earnings per share as reported and pro forma, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.


                                        December 31, 2000                 December 31, 1999
                                   --------------------------         --------------------------
                                    As Reported    Pro Forma           As Reported    Pro Forma
                                   ------------   -----------         ------------   -----------
Net earnings                       $  1,995,000   $ 1,855,000         $  1,255,000   $ 1,127,000
Basic earnings per share           $       0.39   $      0.36         $       0.24   $      0.22

    The Company has 401(k) plans covering substantially all of its employees. The costs under these plans have not been material. The Company does not provide post employment medical or life insurance benefits.

F.  COMMITMENTS:

    TLC and Zero Zone have operating leases for warehouse and office facilities and transportation equipment. Rental expense under these leases was $9,098,000, $6,606,000 and $6,017,000 in 2000, 1999 and 1998, respectively. At December 31,
2000, future minimum lease payments under operating leases are as follows:



                    2001               $7,092,000
                    2002                5,860,000
                    2003                4,447,000
                    2004                3,191,000
                    2005                2,759,000
                  Thereafter            6,621,000

G.  ACCOUNTING PRONOUNCEMENTS:

    Since June 1998, the Financial Accounting Standards Board ("FASB") has issued SFAS Nos. 133, 137 and 138 related to "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133, as amended" or "Statements"). These Statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met, in which case the gains or losses would offset the related results of the hedged item. The Company adopted these Statements on January 1, 2001. These Statements require that, as of the date of initial adoption, the impact of adoption be recorded as a cumulative effect of a change in accounting principle. As C2 Inc. does not use derivatives nor engage in hedging activities, this statement will not have an impact on C2, Inc.'s financial position at January 1, 2001.

    In May 2000, the Emerging Issues Task Force ("EITF"), a subcommittee of the FASB, issued EITF No. 00-10 "Accounting for Shipping and Handling Revenues and Costs." EITF No. 00-10 requires that amounts billed to customers related to shipping and handling costs be classified as revenue and all expenses related to shipping and handling be classified as a cost of products sold or selling expenses. Historically, these revenues and costs have been netted together and deducted from gross sales to arrive at net sales. The net sales and cost of products sold have been restated for this change. The impact of this change increased net sales and cost of products sold by $3,185,000 and $1,847,000 for the years ended December 31, 2000 and 1999, respectively. The year ended December 31, 1998 includes only TLC and is not affected by this restatement. There is no impact on earnings from operations resulting from this change in 1998.

    In July 2000, the EITF issued EITF No. 99.19 "Reporting Revenue Gross as Principal versus Net as an Agent." EIFT No. 99.19 prescribes guidance regarding whether to recognize revenue based on (a) the gross amount billed to a customer because revenue was earned from the sale of goods or services or (b) the net amount retained because the revenue earned represents a commission or fee. The guidance provides indicators for both gross and net revenue reporting and a determination should be made by considering the relative strength of each indicator. A small portion of TLC's logistics revenue is generated from services performed for several customers who have elected to outsource a portion of their logistics function to TLC. As part of the contract, TLC pays for the freight and other cost and is reimbursed by the customer for such costs as well as other fees.

    TLC's past and current accounting practice is to report such logistic revenues using the gross method as TLC believes its arrangements are not commission or fee-based.

    Also in May 2000, the EITF issued EITF No. 00-14 "Accounting for Certain Sales Incentives." The EITF subsequently amended the transition provisions of this issue in November 2000. EITF No. 00-14 prescribes guidance regarding timing of recognition and income statement classification of costs incurred for certain coupons, rebate offers and free products offered concurrently with a single exchange transaction to be recognized when incurred, and reported as a reduction of revenue.

    In January 2001, the EITF issued EITF No. 00-22 "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". EITF No. 00-22 prescribes guidance regarding timing of recognition and income statement classification of costs incurred in connection with offers of "free" products or services that are exercisable by an end consumer as a result of a single exchange transaction with the retailer which will not be delivered by the vendor until a future date. This guidance requires certain rebate offers and free products that are delivered subsequent to a single exchange to be recognized when incurred, and reported as a reduction of revenue.

    The effective dates of EITF No. 00-14 and EITF No. 00-22 are March 31, 2001 and June 30, 2001, respectively. The Company will adopt both EITF No. 00-14 and EITF No. 00-22 on the effective dates. The Company does not anticipate any impact on the results of operations, because the Company's past and current accounting policy is to report such costs as reductions of revenue.

H.  SEGMENT INFORMATION:

    C2, Inc. historically divided its operations into three discrete segments -- warehousing services, logistic services and product sales. In recent years C2, Inc.'s subsidiary, TLC, has operated increasingly as a fully integrated logistic service provider which has resulted in a change in the composition of its reportable segments in conformance with SFAS No. 131. TLC's integrated logistic services include providing warehousing, transportation, distribution services, international freight forwarding and customs house brokerage, packaging and food processing and facility management services. Because of these changes, C2, Inc. will present its operations in two discrete segments, logistic services and product sales. C2, Inc.'s operating segment, product sales, includes the purchase for resale of certain food products by TLC and open and glass-door refrigerated and frozen display cases manufactured are sold by Zero Zone. Products within this segment are sold primarily to grocery, municipal school districts, convenience and drug store chains throughout the United States. These operating segments are determined based upon the primary services and product lines provided to customers. These operating segments are restated for fiscal 1999 to conform with the changes in segment composition for 2000.

    The accounting policies used by C2, Inc.'s business segments are the same accounting policies used in the preparation of its financial statements. Segment profit for 2000 and 1999 is revenues less direct and allocable operating expenses. Corporate items include interest income, amortization expense, selling, general and administrative expenses, other income/expense and income taxes. All corporate depreciation and amortization has been included as a component of logistic services segment profit. Corporate assets are principally cash and cash equivalents, goodwill, prepaid items and certain non-operating fixed assets. Corporate capital expenditures consist primarily of computer equipment and software and other non-operating fixed assets.

Financial information by business segment is as follows:


                                             Logistic        Product
                                             Services         Sales        Corporate          Total
                                          ------------    ------------    ------------    ------------
2000
----
Revenues                                  $113,376,000    $ 70,074,000    $         --    $183,450,000
Interest expense                             4,814,000       1,128,000         148,000       6,090,000
Segment net earnings                           852,000       1,997,000        (854,000)      1,995,000
Total assets                                82,940,000      25,094,000      21,866,000     129,900,000
Capital expenditures                         7,962,000       1,632,000         251,000       9,845,000
Depreciation and amortization                6,134,000         741,000       1,020,000       7,895,000

1999
----
Revenues                                  $ 96,132,000    $ 49,544,000              --    $145,676,000
Interest expense                             3,885,000       1,070,000              --       4,955,000
Extraordinary item, net                             --         153,000              --         153,000
Segment net earnings                           261,000       1,384,000        (390,000)      1,255,000
Total assets                                74,697,000      27,113,000      21,817,000     123,627,000
Capital expenditures                         3,091,000       1,531,000       2,813,000       7,435,000
Depreciation and amortization                5,841,000         759,000         919,000       7,519,000

1998
----
Revenues                                  $ 81,267,000    $  9,343,000    $         --    $ 90,610,000
Interest expense                             2,586,000              --              --       2,586,000
Segment net earnings                         6,366,000         484,000      (2,475,000)      4,375,000
Total assets                                79,367,000              --       7,694,000      87,061,000
Capital expenditures                         2,184,000              --         661,000       2,845,000
Depreciation and amortization                6,254,000              --              --       6,254,000

C2, INC AND SUBSIDIARIES
QUARTERLY FINANCIAL INFORMATION (1)
(unaudited)


                                                                   QUARTER ENDED
                                          -----------------------------------------------------------------------------------
                                             MARCH             JUNE           SEPTEMBER          DECEMBER            TOTAL
                                          -----------------------------------------------------------------------------------
2000
----
Revenues                                  $ 46,507,000    $ 43,929,000      $ 45,081,000       $ 47,933,000     $ 183,450,000
Earnings from operations                     2,825,000       3,176,000         2,543,000          2,609,000        11,153,000
Earnings before taxes                        1,447,000       1,686,000         1,111,000          1,068,000         5,312,000
Net earnings                                   546,000         636,000           426,000            387,000         1,995,000
Basic earnings per share                          0.11            0.13              0.08               0.08              0.39(1)
Diluted earnings per share                        0.10            0.12              0.08               0.08              0.38


1999
----
Revenues                                  $ 25,874,000    $ 35,568,000      $ 37,400,000       $ 46,834,000     $ 145,676,000
Earnings from operations                       974,000       2,500,000         2,310,000          3,260,000         9,044,000
Earnings (loss) before income taxes,
       extraordinary item and
       minority interest                      (179,000)      1,205,000         1,030,000          1,983,000         4,039,000
Net earnings (loss) before                    (178,000)        440,000           411,000            735,000         1,408,000
       extraordinary item
Extraordinary item, net of tax                                                   153,000                              153,000
Net earnings (loss)                           (178,000)        440,000           258,000            735,000         1,255,000
Basic and diluted earnings (loss) per
       share before Extraordinary item           (0.03)           0.08              0.08               0.14              0.27
Basic and diluted earnings (loss) per
       per share                                 (0.03)           0.08              0.05               0.14              0.24


FIVE YEAR FINANCIAL INFORMATION (2)


                                                                         YEAR ENDED DECEMBER 31
                                          -----------------------------------------------------------------------------------
                                              2000             1999              1998              1997               1996
                                          -----------------------------------------------------------------------------------
Revenues                                  $183,450,000     $145,676,000       $90,610,000      $90,100,000        $78,349,000

Net Earnings                                 1,995,000        1,255,000         4,375,000       13,571,000            416,000

Basic Earnings Per Share                          0.39             0.24              0.84             2.61               0.08

Total Assets                               128,633,000      123,627,000        87,061,000       89,434,000         94,823,000

Long-Term Liabilities                       67,566,000       67,432,000        38,607,000       36,967,000         58,037,000

Shareholders' Equity                        27,500,000       26,070,000        35,457,000       42,839,000         36,786,000


 (1) Difference due to rounding.
 (2) The fiscal years ended December 31, 1998, 1997 and 1996 reflect the historical financial information of TLC alone.

CORPORATE INFORMATION

DIRECTORS
---------

John A. Becker                                  William H. Lacy
   Retired Vice Chairman & COO                     Retired Chairman & CEO
   Firstar Corporation                             MGIC Investment Corporation

Nicholas F. Brady                               David J. Lubar
   Chairman                                        Chairman
   Darby Overseas Investments, LTD.                C2, Inc.

William T. Donovan                              Sheldon B. Lubar
   President & CEO                                 Chairman
   C2, Inc.                                        Lubar & Co.

OFFICERS
--------

William T. Donovan                              Betty J. White
   President and Chief Executive Officer           Treasurer, Controller and
                                                   Assistant Secretary

David J. Lubar                                  Gary R. Sarner
   Chairman                                        Chief Executive Officer
                                                   Total Logistic Control, LLC

Oyvind Solvang                                  Jack Van der Ploeg
   Vice President                                  Chief Executive Officer
   Business Development                            Zero Zone, Inc.

David E. Beckwith
   Secretary

TRANSFER AGENT AND REGISTRAR                    CORPORATE HEADQUARTERS
----------------------------                    ----------------------
Firstar Trust Company                           700 N. Water, Suite 1200
P.O. Box 2077                                   Milwaukee, WI 53202
Milwaukee, Wisconsin 53201                      Telephone:  (414) 291-9000
                                                Facsimile:    (414) 291-9061
WEB SITE (www.C2-inc.com)
The C2, Inc. web site contains detailed company information, news releases, and print-formatted SEC-filing financials. To receive e-mails with C2 news releases, sign up via the Inquiry Section of the website.

EXCHANGE LISTING
C2, Inc. common stock trades on the Nasdaq Stock Market(R) under the symbol:
CTOO

ANNUAL MEETING
C2, Inc. Annual Meeting of Shareholders will be held at 1:00 p.m. on April 26, 2001 at the Galleria Conference Room, Firstar Center, 777 East Wisconsin Avenue, Milwaukee, Wisconsin.

                                INDEX TO EXHIBITS

EXHIBIT NO.                BRIEF DESCRIPTION OF EXHIBIT

       2.1 Amended and Restated Agreement and Plan of Merger, dated as of October 14, 1998, by and among Christiana Acquisition Co., Weatherford International, Inc., Christiana Companies, Inc. and C2, Inc. [Incorporated by referenced to Exhibit 2.1 to C2, Inc.'s Form S-1 Registration Statement (Reg. No. 333-460270)].

       2.2 Purchase Agreement dated as of December 12, 1997, as amended by amendment No. 1 dated May 26, 1998 and Amendment No. 2 dated October 13, 1998, by and among Weatherford International, Inc., Total Logistic Control, LLC, Christiana Companies, Inc. and C2, Inc. [Incorporated by referenced to Exhibit 2.2 C2, Inc.'s Form S-1 Registration Statement (Reg. No. 333-46027)].

       2.3 Recapitalization Agreement by and among C2, Inc., Zero Zone, Inc. and the shareholders of Zero Zone, Inc. [Incorporated by referenced to Exhibit 2.1 to C2, Inc.'s Current Report on Form 8-K dated March 12, 1999 and filed on March 29,1999].

       3.1 C2, Inc.'s Amended and Restated Articles of Incorporation. [Incorporated by reference to Exhibit 3.1 to C2, Inc.'s Form S-1 Registration Statement (Reg. No. 333-46027)].

       3.2 C2, Inc.'s Amended and Restated Bylaws. [Incorporated by reference to Exhibit 3.2 to C2, Inc.'s Form S-1 Registration Statement (Reg. No. 333-46027)].

      10.1 Form of Credit Agreement, by and among Total Logistic control, LLC, Firstar Bank, N.A., individually and as agent, and the lenders that are a party thereto. [Incorporated by reference to
               Exhibit 10.1 to C2, Inc.'s Form S-1 Registration Statement (Reg. No. 333-46027)].

      10.2 Form of First Amended and Restated Operating Agreement, by and between C2, Inc. and Christiana companies, Inc. [Incorporated by reference to Exhibit 10.2 to C2, Inc.'s Form S-1 Registration Statement (Reg. No. 333-46027)]

      10.3     C2, Inc. 1998 Equity Incentive Plan [Incorporated by reference to
               Exhibit 10.2 to C2, Inc.'s Form S-1 Registration Statement (Reg. No. 333-46027)].

      10.4 Asset Purchase Agreement between Total Logistic Control, LLC and the ProSource Group, Inc.

      10.5 Amendment of Asset Purchase Agreement between Total Logistic Control, LLC and the ProSource Group, Inc.

        21     Company's Subsidiaries.

        99 The Proxy Statement for the 2001 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the company's fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 2001 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K].