Form 10-Q
period 2001-03-31
C2 INC
filed 2001-05-14
CIK 1052102

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

 [X]              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2001

                                       OR

 [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934.

                       For the transition period from to

                        Commission File Number 001-14171

                                    C2, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

       Wisconsin                                          39-1915787
(State of  Incorporation)                      (IRS Employer Identification No.)

700 N. Water Street, Suite 1200, Milwaukee, Wisconsin                  53202
      (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code    (414)  291-9000
                                                   -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                    No
             -----                     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value                                   5,081,864
 ---------------------------                ------------------------------
      (Class)                               (Outstanding at May 11, 2001.)



Page 1 of 14 total pages                 No exhibits are filed with this report.

PART I - FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS

                            C2, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                        (UNAUDITED)           (AUDITED)
                                                                         MARCH 31,           DECEMBER 31,
                                                                           2001                  2000
                                                                       -------------        -------------
ASSETS:
Current Assets:
    Cash and cash equivalents                                          $   2,235,000        $   2,294,000
    Accounts receivable, net                                              19,652,000           21,701,000
    Inventories                                                            9,242,000            8,575,000
    Prepaids and other                                                     4,322,000            3,630,000
                                                                       -------------        -------------
       Total Current Assets                                               35,451,000           36,200,000
                                                                       -------------        -------------

Long-Term Assets:
    Fixed assets, net                                                     75,479,000           76,567,000
    Goodwill, net                                                         15,325,000           15,579,000
    Other assets                                                           1,312,000            1,554,000
                                                                       -------------        -------------
       Total Long-Term Assets                                             92,116,000           93,700,000
                                                                       -------------        -------------
                                                                       $ 127,567,000        $ 129,900,000
                                                                       =============        =============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
     Current maturities of long-term debt                              $     500,000        $     500,000
     Line of credit                                                       10,563,000           10,830,000
     Accounts payable                                                     11,466,000           12,873,000
     Accrued liabilities                                                   9,797,000           10,631,000
                                                                       -------------        -------------
       Total Current Liabilities                                          32,326,000           34,834,000
                                                                       -------------        -------------

Long-Term Liabilities:
    Long-term debt                                                        65,724,000           65,713,000
    Other liabilities                                                      1,735,000            1,853,000
                                                                       -------------        -------------
       Total Long-Term Liabilities                                        67,459,000           67,566,000
                                                                       -------------        -------------
       Total Liabilities                                                  99,785,000          102,400,000
                                                                       -------------        -------------

Shareholders' Equity:
    Preferred stock, par value $.01 per share,                                    --                   --
       10,000,000 shares authorized, none issued or
         outstanding
    Common stock, par value $.01 per share;
       50,000,000 shares authorized, 5,206,064 issued and
       outstanding                                                            52,000               52,000
    Additional paid-in capital                                            20,371,000           20,371,000
    Treasury stock, at cost                                                 (578,000)            (578,000)
    Retained earnings                                                      7,937,000            7,655,000
                                                                       -------------        -------------
       Total Shareholders' Equity                                         27,782,000           27,500,000
                                                                       -------------        -------------
                                                                       $ 127,567,000        $ 129,900,000
                                                                       =============        =============

                 See notes to consolidated financial statements

                            C2, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                       --------------------------------
                                                           2001                2000
                                                       ------------        ------------
Revenues:
    Logistics services                                 $ 32,294,000        $ 29,421,000
    Product sales                                        16,636,000          17,110,000
                                                       ------------        ------------
                                                         48,930,000          46,531,000
                                                       ------------        ------------

Costs and Expenses:
    Logistic expenses                                    27,471,000          24,857,000
    Cost of product sales                                13,237,000          13,137,000
    Depreciation and amortization                         2,141,000           2,040,000
    Selling, general and administrative expenses          3,907,000           3,672,000
                                                       ------------        ------------
                                                         46,756,000          43,706,000
                                                       ------------        ------------

Earnings from Operations                                  2,174,000           2,825,000

Other Income (Expense):
    Interest expense, net                                (1,449,000)         (1,376,000)
    Other income (expense)                                    2,000              (2,000)
                                                       ------------        ------------
                                                         (1,447,000)         (1,378,000)
                                                       ------------        ------------

Earnings before income taxes
    and minority interest                                   727,000           1,447,000

Income tax provision                                        325,000             588,000
                                                       ------------        ------------

Net earnings before minority interest                       402,000             859,000

Minority interest                                           120,000             313,000
                                                       ------------        ------------

Net earnings                                           $    282,000        $    546,000
                                                       ============        ============

Basic net earnings per share                           $       0.06        $       0.11
                                                       ============        ============

Diluted net earnings per share                         $       0.05        $       0.10
                                                       ============        ============

Average number of shares outstanding                      5,081,864           5,180,827
                                                       ============        ============

Diluted number of shares outstanding                      5,229,795           5,251,469
                                                       ============        ============

                            C2, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                       COMMON STOCK         ADDITIONAL       TREASURY STOCK
                                                ------------------------     PAID-IN   --------------------------
                                                  SHARES        AMOUNT       CAPITAL      SHARES         AMOUNT
                                                -------------------------------------------------------------------
Balance, December 31, 1999                        5,202,664    $  52,000    $20,358,000          --           --

Purchase of Treasury Stock                               --           --          --       (124,200)    $(578,000)

Exercise Stock Options                                3,400           --         13,000          --           --

Net Earnings                                             --           --          --             --           --

                                                -------------------------------------------------------------------

Balance, December 31, 2000                        5,206,064    $  52,000    $20,371,000    (124,200)     (578,000)


Net earnings for the three months ended
  March 31, 2001                                         --           --          --             --           --
                                                -------------------------------------------------------------------

Balance, March 31, 2001 (unaudited)               5,206,064    $  52,000    $20,371,000    (124,200)    $(578,000)
                                                ===================================================================



                                                  RETAINED
                                                  EARNINGS         TOTAL
                                                -----------------------------
Balance, December 31, 1999                        $5,660,000     $26,070,000

Purchase of Treasury Stock                                --        (578,000)

Exercise Stock Options                                    --          13,000

Net Earnings                                       1,995,000       1,995,000

                                                -----------------------------

Balance, December 31, 2000                        $7,655,000     $27,500,000


Net earnings for the three months ended
  March 31, 2001                                     282,000         282,000
                                                -----------------------------

Balance, March 31, 2001 (unaudited)               $7,937,000     $27,782,000
                                                =============================








                See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                         ------------------------------
                                                                            2001                2000
                                                                         -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                         $   282,000        $   546,000
        Adjustments to reconcile net earnings to net
        cash (used in) provided by operating activities:
          Depreciation and amortization                                    2,141,000          2,040,000
          Gain on sale of fixed assets                                        (1,000)           (11,000)
          Minority interest in consolidated income of subsidiaries           121,000            313,000
     Changes in assets and liabilities:
          Decrease in accounts receivable                                  2,049,000          1,497,000
          (Increase) in other assets                                      (1,117,000)        (2,302,000)
          (Decrease) in accounts payable and accrued liabilities          (2,359,000)          (252,000)
                                                                         -----------        -----------

Net cash provided by operating activities                                  1,116,000          1,831,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                               (979,000)        (5,742,000)
     Proceeds from sale of assets                                             60,000            212,000
                                                                         -----------        -----------
Net cash (used in) investing activities                                     (919,000)        (5,530,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase treasury stock                                                       --           (574,000)
    Net borrowings on credit lines                                          (267,000)            30,000
    Net borrowings on notes and loans payable                                 11,000          2,919,000
    Distribution to minority interest                                             --           (190,000)
                                                                         -----------        -----------

Net cash provided by (used in) financing activities                         (256,000)         2,185,000
                                                                         -----------        -----------

NET (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                        (59,000)        (1,514,000)

BEGINNING CASH AND CASH EQUIVALENTS, January 1                             2,294,000          4,953,000
                                                                         -----------        -----------

ENDING CASH AND CASH EQUIVALENTS, March 31                               $ 2,235,000        $ 3,439,000
                                                                         ===========        ===========

Supplemental disclosures of cash flow information:
     Interest paid                                                       $ 1,557,000        $ 1,329,000
     Income taxes paid                                                   $   194,000        $ 1,525,000



                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K.

In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three months ended March 31, 2001, are not necessarily indicative of results that may be expected for the year ending December 31, 2001.


NOTE 2 -- ACQUISITIONS

On January 5, 2000, Total Logistic Control, LLC completed the acquisition of a deep-frozen and refrigerated public warehouse facility in Paw Paw, Michigan for $4,250,000. This purchase was funded by increased borrowings under TLC's existing revolving credit facility. The acquisition of this facility, which includes 2,500,000 cu. ft. of warehouse capacity, brings the TLC network to 13 logistic centers with 36.3 million cu. ft. of refrigerated capacity.

On September 30, 2000, the Company purchased the remaining 33.3% of TLC for $8,285,000. As of September 30, 2000, TLC was a wholly-owned subsidiary of C2, Inc.

NOTE 3 -- EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share for the quarters ended March 31, 2001 and 2000. The calculations are based on the common shares outstanding since the offering and assumes that such shares were issued and outstanding for the periods ended March 31, 2001 and 2000.

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                  ---------------------------
                                                                                     2001             2000
                                                                                  ----------       ----------
Basic Earnings per Share:
    Net income available to common shareholders                                   $  282,000       $  546,000
    Average shares of common stock outstanding                                     5,081,864        5,180,827
                                                                                  ----------       ----------
    Basic earnings per share                                                      $     0.06       $     0.11
                                                                                  ==========       ==========

Diluted Earnings per Share:
    Average shares of common stock outstanding                                     5,081,864        5,180,827
    Incremental common shares applicable to common stock options                     147,931           70,642
                                                                                  ----------       ----------
    Average common shares assuming full dilution                                   5,229,795        5,251,469
                                                                                  ----------       ----------
    Diluted earnings per share                                                    $     0.05       $     0.10
                                                                                  ==========       ==========


NOTE 4 -- SEGMENT INFORMATION

C2, Inc. historically divided its operations into three discrete segments - warehousing services, logistic services and product sales. In recent years C2, Inc.'s subsidiary, TLC, has operated increasingly as a fully integrated logistic provider which has resulted in a change in the composition of its reportable segments in conformance with SFAS No. 131. TLC's integrated logistic services includes providing warehousing, transportation, distribution services, international freight forwarding and customs house brokerage, packaging and food processing and facility management services. Because of these changes, C2, Inc. will present its operations in two discrete segments, logistic services and product sales. C2, Inc.'s operating segment product sales, includes the purchase for resale of certain food products by TLC and open and glass-door refrigerated and frozen display cases manufactured and sold by Zero Zone. Products within this segment are sold primarily to grocery, municipal school districts, convenience and drug store chains through the United States. These operating segments are determined based upon the primary services and product lines provided to customers. These operating segments are restated for fiscal 2000 to conform with the changes in segment composition for 2001.

Financial information by business segment is as follows:

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                        -----------------------------------
                                            2001                   2000
                                        ------------           ------------
Revenues:
    Logistics Services                  $ 32,294,000           $ 29,421,000
    Product Sales                         16,636,000             17,110,000
                                        ------------           ------------
                                        $ 48,930,000           $ 46,531,000
                                        ============           ============

Operating Earnings:
    Logistics Services                  $  2,982,000           $  2,776,000
    Product Sales                          1,080,000              1,790,000
    Corporate                             (1,888,000)            (1,741,000)
                                        ------------           ------------
                                        $  2,174,000           $  2,825,000
                                        ============           ============

NOTE 5 -- IMPACT OF ACCOUNTING PRONOUNCEMENT ADOPTED

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was adopted as of January 1, 2001. Currently, the Company has no derivative instruments outstanding and therefore, management believes the effect of adoption of FAS No. 133 to be immaterial.

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

 On March 12, 1999, C2 purchased 70.6% of the common stock of Zero Zone, Inc., ("Zero Zone") a Wisconsin-based manufacturer of frozen and refrigerated display cases in connection with a $19,500,000 recapitalization plan.

On September 30, 2000, C2 purchased the remaining 33.3% of TLC for $8,285,000. As of September 30, 2000, TLC was a wholly-owned subsidiary of C2. The premium over the carrying value of minority interest was $868,000 which was allocated to TLC's fixed assets.

The Company is comprised of two operating companies, TLC and Zero Zone. TLC, based in Zeeland, Michigan, is a national provider of integrated third-party logistic services which include refrigerated and dry warehousing, transportation, supply chain management, dedicated third-party facility management, international customs house brokerage and freight forwarding, food distribution, and fulfillment services for e-commerce applications, and packaging services. Operations are conducted through a network of 13 logistic centers with 36.3 cubic feet of refrigerated capacity and more than 1 million square feet of dry warehouse space. TLC operates a fleet of 255 refrigerated transportation units.

Zero Zone, based in North Prairie, Wisconsin, manufactures refrigerated and freezer display cases used in grocery, convenience and drug store chains for retail merchandising of food, beverage and floral products.

Results of Operations

The Company's revenues for the quarter ended March 31, 2001 increased 5.2% to $48,930,000, compared to $46,531,000 reported for the same period last year. The increase in revenue was driven by a 9.8% increase in Logistics Services which totaled $32,294,000 for the quarter ended March, 31, 2001 compared to $29,421,000 reported for the same period last year. Total Logistic Control generated strong growth in the quarter from Logistic Management Services, Transportation Services and its newest line of business, Dedicated Facility Solutions, when compared to last year's first quarter. Product Sales for the first quarter of fiscal 2001 totaled $16,636,000 compared to

$17,110,000 for the same period last year, a decrease of 2.8%, due primarily to deferred new retail store openings and store refurbishment programs within Zero Zone's customer base.

Consolidated earnings from operations for the quarter were $2,174,000, a decrease of 29.9%, compared to $2,825,000 for the same period last year. The decline in operating earnings was due to lower product sales into the retail grocery, drug and convenience store markets reflecting industry softness in these sectors, higher depreciation and amortization expense and increased selling general and administrative expenses.

Interest expense increased slightly reflecting the Company carrying a higher level of borrowings due to $7,000,000 of debt incurred on September 30, 2000, related to the acquisition of the 33.3% interest in TLC owned by Weatherford International, Inc. TLC then became a 100% owned subsidiary of C2, Inc.

Net earnings for the quarter totaled $282,000, or $0.06 per basic share outstanding ($0.05 per share, fully diluted), compared to $546,000, or $0.11 per share ($0.10 per share, fully diluted), reported for last year's first quarter. Lower volume in product sales, increased selling, general and administrative expenses, higher interest expense and a higher tax rate were the principal factors negatively impacting this quarter's earnings level when compared to those reported for the same period last year. The effective tax rate of 44.7% is the result of not including nondeductible goodwill in the tax calculation.

Liquidity and Capital Resources

The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, service lease commitments, maintain and improve warehouse, transportation and manufacturing facilities and equipment, and make other investments. The company is active in the acquisition, leasing or new construction of warehouse facilities, particularly refrigerated facilities. Historically, bank financing, leasing and internally generated cash have provided funding for these activities. With the acquisition of ProSource, Inc., TLC has developed the ability to grow in dedicated facility management services which typically do not require the Company's investment in new facilities. These facilities are generally owned by a third-party and leased to the Company's customer. To the extent that acquisitions or new facility development exceed historical funding sources, the Company may consider issuing equity securities in an underwritten stock offering, a rights offering or in private placement transactions. Currently, the Company has significant subsidiary level credit facilities with three major commercial banks. At March 31, 2001, the Company and its operating subsidiaries had outstanding debt of $76,787,000, all of which is borrowed under various facilities with these banks.

TLC entered into a $70 million credit agreement, dated November 2, 1998. This credit facility was secured by liens or security interests on substantially all of the assets of TLC and mortgages on its real estate. This five-year revolving credit facility stepped down on November 3 each year beginning in 1999 through November 2, 2003 by $1.25 million in 1999, $4.4 million in 2000, $5.0 million in 2001, $6.0 million in 2002, and a final maturity of $53.35 million due on November 2, 2003. At March 31, 2001, outstandings under this facility totaled $53,300,000. The interest rate on borrowings under this credit agreement were LIBOR or prime rate based, at TLC's option, and varied pursuant to a pricing grid based on the ratio of TLC's funded debt to EBITDA, as defined in the credit agreement. At March 31, 2001, borrowings under this facility carried an average interest rate of LIBOR plus 175 or 8.35%. As of March 31, 2001, TLC was in compliance with, or has secured waivers, relating to all required covenants.

TLC has received commitments from its current lenders to refinance its existing revolving credit facility. The refinancing will include the $7,000,000 outstanding borrowings under C2, Inc.'s line of credit. The refinancing will entail extending the existing term of the facility by three years. It is expected that the refinancing will be completed in the second quarter of fiscal 2001 and include similar financial covenants but a higher spread over LIBOR than the existing credit facility reflecting the increased leverage and extended maturity.

Zero Zone completed a financing package August 31, 1999 with a major commercial bank. The package contains two bond issues and a demand line of credit. The first is a tax-free Industrial Revenue Bond issue for $3,420,000 that was issued through the State of Wisconsin for the facility addition. The bond has a 20-year life with no annual amortization and has a seven-day variable interest rate. The second issue is a taxable Industrial Revenue Bond for $6,000,000 issued through a bank. This bond also has a 20-year maturity schedule with annual principal repayments of $500,000. The effective life of this bond is 12 years. The interest rate on the second bond is also a seven-day variable interest rate. Both bonds are secured by Letters of Credit issued by a major commercial bank. The interest rate on the line of credit, which is secured by Zero Zone's assets, is based on LIBOR plus an amount that varies according to a pricing grid determined by the ratio of funded debt to EBITDA. The interest rate at March 31, 2001, was 6.58%. At March 31, 2001 Zero Zone had $3,563,405 in outstanding borrowings under its $7,000,000 line of credit.

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

In connection with the acquisition of the remaining 33.3% of TLC for $8,285,000, C2 drew $7,000,000 under its existing unsecured demand line of credit facility and used cash of $1,285,000. The interest rate on this borrowing was LIBOR plus 1.5%.

As of March 31, 2001, the Company had cash and cash equivalents on hand of $2,235,000 compared to $2,294,000 at December 31, 2000.

Cash flows provided by operations for three months ended March 31, 2001, totaled $1,116,000, compared to $1,831,000 in the previous period. The decrease in cash flows from operating activities compared to the prior years is primarily attributable to the decrease in earnings and higher working capital growth.

Cash flows used in investing activities in the period totaled $919,000, compared to $5,530,000 for the same period last year. In the three months ended March 31, 2001, the use of cash was primarily related to routine capital expenditures. In the previous year, the significant use of cash in investing activities was due to the acquisition of a refrigerated warehouse plus capital expenditures.

Cash flows used in financing activities for the first three months of fiscal 2001 totaled $256,000, compared to $2,185,000 provided for the same period last year. In the first three months of fiscal 2001, cash flows used in financing activities were primarily related to paying down credit lines.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements and other statements that are not historical facts. Actual results may differ materially from management's expectations. The forward-looking statements involve risks and uncertainties, including but not limited to:

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

- The Company's profitability may be adversely affected by increases in interest rates because a significant portion of the Company's capital structure is debt, a substantial portion which bears interest at variable interest rates.

- Consolidations within the food industry or food retailers could impact the Company's customers.

- Company's market share may be adversely affected as a result of new or increased competitive conditions in warehousing, transportation or display case manufacturing.

Additional information about risks and uncertainties discussed above, as well as additional material risks in the Company's business may be found in the Company's annual report on Form 10K for the year 2000 and other filings made by the Company from time-to-time with the Securities and Exchange Commission.

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



                                    C2, Inc.
                                    (Registrant)






Date:   May 11, 2001               /s/   William T. Donovan
        -----------------          ---------------------------------------------
                                         William T. Donovan
                                         President and Chief Executive Officer




Date:   May 11, 2001               /s/    David J. Lubar
        -----------------          ---------------------------------------------
                                          David J. Lubar
                                          Chairman