Form 10-Q
period 2001-06-30
C2 INC
filed 2001-08-10
CIK 1052102

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       ----------------------------------

                                    FORM 10-Q

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2001

                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13
                    OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.

                    For the transition period from ______ to

                        Commission File Number 001-14171

                                    C2, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter.)


       Wisconsin                                          39-1915787
(State of Incorporation)                       (IRS Employer Identification No.)


700 N. Water Street, Suite 1200, Milwaukee, Wisconsin        53202
      (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  (414) 291-9000
                                                   -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X                    No
              -----                     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value                               5,081,864
----------------------------                     -------------------------------
          (Class)                                (Outstanding at August 8, 2001)


Page 1 of 14 total pages                 No exhibits are filed with this report.

PART I - FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                            C2, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                             (UNAUDITED)       (AUDITED)
                                                              JUNE 30,       DECEMBER 31,
                                                                 2001             2000
                                                            -------------    -------------
ASSETS:
Current Assets:
    Cash and cash equivalents                               $   2,110,000    $   2,294,000
    Accounts receivable, net                                   21,826,000       21,701,000
    Inventories                                                 5,862,000        8,575,000
    Prepaids and other                                          4,231,000        3,630,000
                                                            -------------    -------------
       Total Current Assets                                    34,029,000       36,200,000
                                                            -------------    -------------

Long-Term Assets:
    Fixed assets, net                                          74,103,000       76,567,000
    Goodwill, net                                              14,934,000       15,579,000
    Other assets                                                1,720,000        1,554,000
                                                            -------------    -------------
       Total Long-Term Assets                                  90,757,000       93,700,000
                                                            -------------    -------------
                                                            $ 124,786,000    $ 129,900,000
                                                            =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
    Current maturities of long-term debt                    $     500,000    $     500,000
    Line of credit                                                944,000       10,830,000
    Accounts payable                                           12,709,000       12,873,000
    Accrued liabilities                                         9,707,000       10,631,000
                                                            -------------    -------------
       Total Current Liabilities                               23,860,000       34,834,000
                                                            -------------    -------------

Long-Term Liabilities:
    Long-term debt                                             71,120,000       65,713,000
    Other liabilities                                           1,717,000        1,853,000
                                                            -------------    -------------
       Total Long-Term Liabilities                             72,837,000       67,566,000
                                                            -------------    -------------
       Total Liabilities                                       96,697,000      102,400,000
                                                            -------------    -------------
Shareholders' Equity:
    Preferred stock, par value $.01 per share,                         --               --
       10,000,000 shares authorized, none issued or
         outstanding
    Common stock, par value $.01 per share;
       50,000,000 shares authorized, 5,206,064 issued and
         outstanding                                               52,000           52,000
    Additional paid-in capital                                 20,371,000       20,371,000
    Treasury stock, at cost                                      (578,000)        (578,000)
    Retained earnings                                           8,244,000        7,655,000
                                                            -------------    -------------
       Total Shareholders' Equity                              28,089,000       27,500,000
                                                            -------------    -------------
                                                            $ 124,786,000    $ 129,900,000
                                                            =============    =============

                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                   ----------------------------    ----------------------------
                                                       2001            2000            2001            2000
                                                   ------------    ------------    ------------    ------------
Revenues:
    Logistic services                              $ 36,447,000    $ 26,016,000    $ 68,742,000    $ 55,437,000
    Product sales                                    18,481,000      17,938,000      35,116,000      35,048,000
                                                   ------------    ------------    ------------    ------------
                                                     54,928,000      43,954,000     103,858,000      90,485,000
                                                   ------------    ------------    ------------    ------------

Costs and Expenses:
    Logistic expenses                                32,161,000      21,053,000      59,631,000      45,910,000
    Cost of product sales                            14,218,000      13,554,000      27,455,000      26,690,000
    Depreciation and amortization                     2,144,000       2,065,000       4,285,000       4,106,000
    Selling, general and administrative expenses      4,095,000       4,106,000       8,002,000       7,778,000
                                                   ------------    ------------    ------------    ------------
                                                     52,618,000      40,778,000      99,373,000      84,484,000
                                                   ------------    ------------    ------------    ------------

Earnings from Operations                              2,310,000       3,176,000       4,485,000       6,001,000

Other Income (Expense):
    Interest expense, net                            (1,288,000)     (1,492,000)     (2,736,000)     (2,868,000)
    Other income (expense)                              (20,000)          2,000         (19,000)             --
                                                   ------------    ------------    ------------    ------------
                                                     (1,308,000)     (1,490,000)     (2,755,000)     (2,868,000)
                                                   ------------    ------------    ------------    ------------

Earnings before income taxes
    and minority interest                             1,002,000       1,686,000       1,730,000       3,133,000

Income tax provision                                    439,000         667,000         764,000       1,255,000
                                                   ------------    ------------    ------------    ------------
Net earnings before minority interest                   563,000       1,019,000         966,000       1,878,000

Minority interest                                       256,000         383,000         377,000         696,000
                                                   ------------    ------------    ------------    ------------
Net earnings                                       $    307,000    $    636,000    $    589,000    $  1,182,000
                                                   ============    ============    ============    ============
Basic net earnings per share                       $       0.06    $       0.13    $       0.12    $       0.23
                                                   ============    ============    ============    ============
Diluted net earnings per share                     $       0.06    $       0.12    $       0.11    $       0.23
                                                   ============    ============    ============    ============
Average number of shares outstanding                  5,081,864       5,180,148       5,081,864       5,130,487
                                                   ============    ============    ============    ============
Diluted number of shares outstanding                  5,223,411       5,196,132       5,227,245       5,222,587
                                                   ============    ============    ============    ============

                See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                            COMMON STOCK         ADDITIONAL        TREASURY STOCK
                                       ----------------------      PAID-IN     ----------------------     RETAINED
                                        SHARES       AMOUNT        CAPITAL      SHARES       AMOUNT       EARNINGS         TOTAL
                                       ---------    ---------    -----------   ---------    ---------    -----------    -----------
Balance, December 31, 1999             5,202,664    $  52,000    $20,358,000          --           --    $ 5,660,000    $26,070,000

Purchase of Treasury Stock                    --           --             --    (124,200)   $(578,000)            --       (578,000)

Exercise Stock Options                     3,400           --         13,000          --           --             --         13,000

Net Earnings                                  --           --             --          --           --      1,995,000      1,995,000
                                       ---------    ---------    -----------    --------     --------    -----------    -----------
Balance, December 31, 2000             5,206,064    $  52,000    $20,371,000    (124,200)    (578,000)   $ 7,655,000    $27,500,000

Net earnings for the six months
  ended June 30, 2001                         --           --             --          --           --        589,000        589,000
                                       ---------    ---------    -----------    --------     --------    -----------    -----------
Balance, June 30, 2001 (unaudited)     5,206,064    $  52,000    $20,371,000    (124,200)   $(578,000)   $ 8,244,000    $28,089,000
                                       =========    =========    ===========    ========    =========    ===========    ===========

                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                     --------------------------
                                                                        2001           2000
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                     $   589,000    $ 1,182,000
        Adjustments to reconcile net earnings to net
          cash (used in) provided by operating activities:
          Depreciation and amortization                                4,285,000      4,106,000
          Gain on sale of fixed assets                                   (77,000)       (42,000)
          Minority interest in consolidated income of subsidiaries       377,000        695,000
     Changes in assets and liabilities:
          (Increase) in accounts receivable                             (125,000)      (644,000)
          (Increase) decrease in other assets                          1,938,000       (767,000)
          (Decrease) in accounts payable and accrued liabilities      (1,224,000)      (206,000)
                                                                     -----------    -----------
Net cash provided by operating activities                              5,763,000      4,324,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                         (1,887,000)    (7,332,000)
     Proceeds from sale of assets                                        419,000        355,000
                                                                     -----------    -----------
Net cash (used in) investing activities                               (1,468,000)    (6,977,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of stock                                           --         14,000
    Purchase treasury stock                                                   --       (578,000)
    Net (payments) borrowings on credit lines                         (9,886,000)     1,740,000
    Net borrowings on notes and loans payable                          5,407,000        120,000
    Distribution to minority interest                                         --       (252,000)
                                                                     -----------    -----------
Net cash provided by (used in) financing activities                   (4,479,000)     1,044,000
                                                                     -----------    -----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                             (184,000)    (1,609,000)

BEGINNING CASH AND CASH EQUIVALENTS, January 1                         2,294,000      4,953,000
                                                                     -----------    -----------
ENDING CASH AND CASH EQUIVALENTS, June 30                            $ 2,110,000    $ 3,344,000
                                                                     ===========    ===========
Supplemental disclosures of cash flow information:
    Interest paid                                                    $ 2,762,000    $ 2,572,000
    Income taxes paid                                                $   750,000    $ 2,245,000

                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

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

In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three and six months ended June 30, 2001, are not necessarily indicative of results that may be expected for the year ending December 31, 2001.


NOTE 2 - ACQUISITIONS

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

On September 30, 2000, the Company purchased the remaining 33.3% of TLC for $8,284,000. As of September 30, 2000, TLC was a wholly-owned subsidiary of C2, Inc.

NOTE 3 - EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share for the quarters and six months ended June 30, 2001 and 2000. The calculations are based on the common shares outstanding since the offering and assumes that such shares were issued and outstanding for each of the periods ended June 30, 2001 and 2000.

                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          JUNE 30,                  JUNE 30,
                                                   -----------------------   -----------------------
                                                      2001         2000         2001         2000
                                                   ----------   ----------   ----------   ----------
Basic Earnings per Share:
    Net income available to common shareholders    $  307,000   $  636,000   $  589,000   $1,182,000
    Average shares of common stock outstanding      5,081,864    5,080,148    5,081,864    5,130,148
                                                   ----------   ----------   ----------   ----------
    Basic earnings per share                       $     0.06   $     0.13   $     0.12   $     0.23
                                                   ==========   ==========   ==========   ==========
Diluted Earnings per Share:
    Average shares of common stock outstanding      5,081,864    5,080,148    5,081,864    5,130,148
    Incremental common shares applicable to
      common stock options                            141,547      115,984      145,381       92,100
                                                   ----------   ----------   ----------   ----------
    Average common shares assuming full dilution    5,223,411    5,196,132    5,227,245    5,222,248
                                                   ----------   ----------   ----------   ----------
    Diluted earnings per share                     $     0.06   $     0.12   $     0.11   $     0.23
                                                   ==========   ==========   ==========   ==========


NOTE 4 - SEGMENT INFORMATION

C2, Inc. historically divided its operations into three discrete segments - warehousing services, logistic services and product sales. In recent years C2, Inc.'s subsidiary, TLC, has operated increasingly as a fully integrated logistic services provider which resulted in a change in the composition of its reportable segments in conformance with SFAS No. 131 in 2000. TLC's integrated logistic services include providing refrigerated and dry warehousing, transportation, supply chain management, food distribution, freight management, packaging and food processing, dedicated facility management services and fulfillment services for e-commerce applications. Because of these changes, C2, Inc. presents its operations in two discrete segments, logistic services and product sales. C2, Inc.'s product sales segment includes the purchase for resale of certain food products by TLC and open and glass-door refrigerated and frozen display cases manufactured and sold by Zero Zone. Products within this segment are sold primarily to grocery, municipal school districts, convenience and drug store chains throughout the United States. Operating segment information for fiscal 2000 has been restated to conform with the changes in segment composition for 2001.

Financial information by business segment is as follows:

                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                    JUNE 30,                        JUNE 30,
                           ----------------------------    ----------------------------
                               2001            2000            2001            2000
                           ------------    ------------    ------------    ------------
Revenues:
    Logistic Services      $ 36,447,000    $ 26,016,000    $ 68,742,000    $ 55,437,000
    Product Sales            18,481,000      17,938,000      35,116,000      35,048,000
                           ------------    ------------    ------------    ------------
                           $ 54,928,000    $ 43,954,000    $103,858,000    $ 90,485,000
                           ============    ============    ============    ============
Operating Earnings:
    Logistics Services     $  2,854,000    $  3,487,000    $  6,246,000    $  6,475,000
    Product Sales             1,793,000       1,892,000       2,961,000       3,682,000
    Corporate                (2,337,000)     (2,203,000)     (4,722,000)     (4,156,000)
                           ------------    ------------    ------------    ------------
                           $  2,310,000    $  3,176,000    $  4,485,000    $  6,001,000
                           ============    ============    ============    ============


NOTE 5 - IMPACT OF ACCOUNTING PRONOUNCEMENT TO BE ADOPTED

On June 30, 2001, the Financial Accounting Standards Board finalized Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires all business combinations initiated after June 30, 2001, to use the purchase method of accounting. Under the requirements of Statement No. 142, intangible assets meeting specific criteria will be separately identified from goodwill acquired in future acquisitions. The resulting intangible assets will be amortized over their individual useful lives. Also under Statement No. 142, existing goodwill at June 30, 2001, will no longer be amortized, effective January 1, 2002. Instead, an assessment of fair-value will be used to test for impairment of goodwill on at least an annual basis.

C2 has $14,934,000 of goodwill which is being amortized over 40 years. Amortization expense related to this goodwill for the six months ending June 30, 2001 was $269,000. The Company plans to discontinue amortization on January 1, 2002 and begin using the fair-value impairment test as indicated by Statement No. 142. Currently, the Company does not anticipate any other significant impact from adoption of Statements No. 141 and 142.

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

On September 30, 2000, C2 purchased the remaining 33.3% of TLC for $8,284,000. As of September 30, 2000, TLC was a wholly-owned subsidiary of C2. The premium over the carrying value of minority interest was $992,000 which was allocated to TLC's fixed assets.

The Company is comprised of two operating companies, TLC and Zero Zone. TLC, based in Zeeland, Michigan, is a national provider of integrated third-party logistic services which include refrigerated and dry warehousing, transportation, supply chain management, dedicated facility management, freight forwarding, food distribution, fulfillment services for e-commerce applications, packaging and food processing. Operations are conducted through a network of 13 logistic centers with 36.3 cubic feet of refrigerated capacity and more than 1 million square feet of dry warehouse space. TLC operates a fleet of 267 refrigerated transportation units.

Zero Zone, based in North Prairie, Wisconsin, manufactures glass-door refrigerated and freezer reach-in display cases used in grocery, convenience and drug store chains for retail merchandising of food, beverage and floral products.


Results of Operations

The Company's revenues for the quarter ended June 30, 2001 increased 25.0% to $54,928,000 from $43,954,000 reported for the same period last year. The increase in revenue was driven by 40.1% growth in integrated logistic service revenues attributable to Total Logistic Control's operations. The growth within this segment is primarily from Transportation Services, Logistic Management Services, and Dedicated Facility Solutions, its newest line of business. Revenue from product sales increased 3.0% from $17,938,000 last year to $18,481,000 for the comparable quarter in 2001 reflecting growth in food product sales.

Consolidated earnings from operations for the quarter were $2,310,000, a decrease of $866,000 or 27.3% from the previous year. The decline in operating earnings year-to-year is primarily due to reduced volume in refrigerated warehousing operations and certain start-up expenses relating to new logistics contracts at TLC and slightly lower operating margins at Zero Zone due to competitive market conditions. The Company's strategy is to emphasize business development in non-asset based logistic services which while having lower operating margins, also have substantially lower capital investment requirements than traditional asset-based services. These services are operationally intensive and typically carry meaningful start-up expense. The Company's large contracts in this area are now producing a positive contribution to earnings.

Interest expense for the quarter decreased 13.7% reflecting lower interest rates on the Company's borrowings despite the Company carrying a higher level of borrowings due to $7,000,000 of debt incurred on September 30, 2000, related to the acquisition of the 33.3% interest in TLC owned by Weatherford International, Inc.

Net earnings were $307,000 or $0.06 per share fully diluted, compared to $636,000 or $0.12 per share fully diluted reported for the comparable quarter last year, a decrease of 51.7%. The decrease year-to-year is primarily attributable to lower volume in refrigerated warehousing operations as previously noted.

For the six months ended June 30, 2001, consolidated revenues were $103,858,000 compared to $90,485,000 in the same period last year, representing an increase of 14.8%, driven by growth in integrated logistic services at TLC. Product sales were essentially level with last year's comparable period.

Earnings from operations for the six months were $4,485,000 compared to $6,001,000 for the comparable period in 2000, a decrease of 25.3%. The decline was primarily the result of lower volume in refrigerated warehousing operations at TLC.

Interest expense for the six months declined 4.6% compared to fiscal 2000 reflecting lower rates on borrowings at both TLC and Zero Zone.

Net earnings for the six months totaled $589,000, or $0.11 per share fully diluted, versus $1,182,000 or $0.23 per share fully diluted reported for the comparable period a year ago. Lower volume in refrigerated warehousing and deferred volume experienced in the first quarter at Zero Zone contributed to the earnings decline.


Liquidity and Capital Resources

The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, service lease commitments, maintain and improve warehouses, transportation and manufacturing facilities and equipment, and make other investments. The company is active in the acquisition, leasing or new construction of warehouse facilities, particularly refrigerated facilities. Historically, bank financing, leasing and internally generated cash have provided funding for these activities. With the acquisition of ProSource, Inc. in 2000, TLC has developed the ability to grow in dedicated facility management services which typically do not require the Company's direct investment in new facilities. These facilities are generally owned by a third-party and leased to the Company's customer. To the extent that acquisitions or new facility development exceed historical funding sources, the Company may consider issuing equity securities in an underwritten stock offering, a rights offering or in private placement transactions. Currently, the Company has significant subsidiary level credit facilities with three major commercial banks. At June 30, 2001, the Company's operating subsidiaries had outstanding debt of $72,564,000, all of which is borrowed under various facilities with these banks.

On June 8, 2001, TLC entered into an amended and restated credit agreement with its same bank group. The new credit facilities include a $40 million, 5-year reducing revolving credit agreement and a $25 million, 5-year term loan. Both facilities are secured by liens or security interests on substantially all of the assets of TLC and mortgages on its real estate. The revolving credit facility steps down $2 million per year beginning July 1, 2002, with a final maturity of $32 million on June 30, 2006. The term loan amortizes $416,666 per quarter commencing September 30, 2001, with a final payment of $17,083,346 due on June 30, 2006. At June 30, 2001, outstandings under these facilities totaled $58,700,000. The interest rate on these facilities are LIBOR or prime rate based, at TLC's option, and vary pursuant to a pricing grid based on the ratio of TLC's funded debt to EBITDA, as defined in the credit agreement. At June 30, 2001, borrowings under these facilities carried an average interest rate of LIBOR plus 3%, or 7.11%. As of June 30, 2001, TLC was in compliance with all required covenants.

Zero Zone completed a financing package August 31, 1999 with a major commercial bank. The package contains two bond issues and a demand line of credit. The first is a tax-free Industrial Revenue Bond issue for $3,420,000 that was issued through the State of Wisconsin. The bond has a 20-year life with no annual amortization and has a seven-day variable interest rate. The second issue is a taxable Industrial Revenue Bond for $6,000,000 issued through a bank. This bond also has a 20-year maturity schedule with annual principal repayments of $500,000. The effective life of this bond is 12 years. The interest rate on the second bond is also a seven-day variable interest rate. Both bonds are secured by Letters of Credit issued by a major commercial bank. The interest rate on the line of credit, which is secured by Zero Zone's assets, is based on LIBOR plus an amount that varies according to a pricing grid determined by the ratio of funded debt to EBITDA. The interest rate at June 30, 2001, was 5.56%. At June 30, 2001 Zero Zone had $944,000 in outstanding borrowings under its $7,500,000 line of credit.

Zero Zone has unsecured senior subordinated indebtedness in the amount of $2,350,000 due to former and existing shareholders. The interest rate on the senior subordinated notes is 8%. Zero Zone also has $3,000,000 of unsecured junior subordinated indebtedness to existing shareholders. Payments of $1,000,000 per year begin December 31, 2002. The interest rate is 8.5% of which 3.4% is paid in cash and 5.1% is payment-in-kind.

At June 30, 2001, C2, Inc. had available an unsecured line of credit in the amount of $15,000,000. C2, Inc. had minimal, if any, holdings in long-term fixed income or debt instruments, derivatives or foreign exchange transactions through June 30, 2001 which would give rise to exposure to market risk related to interest rate fluctuations. Any exposure to market risk related to interest rate fluctuation is considered to be immaterial.

As of June 30, 2001, the Company had cash and cash equivalents on hand of $2,110,000 compared to $2,294,000 at December 31, 2000.

Cash flows provided by operations for six months ended June 30, 2001, totaled $5,763,000, compared to $4,324,000 in the previous period. The increase in cash flows from operating activities compared to the prior year is primarily attributable to a net decrease in working capital accounts.

Cash flows used in investing activities in the period totaled $1,468,000, compared to $6,977,000 for the same period last year. In the six months ended June 30, 2001, the use of cash was primarily related to routine capital expenditures. In the previous year, the significant use of cash in investing activities was due to the acquisition of a refrigerated warehouse plus other capital expenditures.

Cash flows used in financing activities for the first six months of fiscal 2001 totaled $4,479,000, compared to $1,044,000 provided for the same period last year. In the first six months of fiscal 2001, cash flows used in financing activities were primarily related to paying down credit lines.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements and other statements that are not historical facts. Actual results may differ materially from management's expectations. The forward-looking statements involve risks and uncertainties, including but not limited to:

o Demand for warehousing, transportation, logistic services and refrigerated display cases may be adversely affected by increases in interest rates, adverse economic conditions, increased energy costs, weather or market conditions which adversely affect vegetable and fruit crop yields, loss of a material customer or other factors.

o Growth in volume of services or products may be adversely affected by reduced ability to identify and hire qualified employees.

o The Company's profitability may be adversely affected by increases in interest rates because a significant portion of the Company's capital structure is debt, a substantial portion of which bears interest at variable interest rates.

o Consolidations within the food industry or food retailers could impact the Company's customers and consequently demand for the Company's products and services.

o Company's market share may be adversely affected as a result of new or increased competitive conditions in warehousing, transportation or display case manufacturing.

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

Item 3.   Not applicable.

Item 4.   Not applicable.                                                      .

Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          None

Exhibit No. 10.6    Amended and Restated Credit Agreement by and among Total
                    Logistic Control, LLC, the several lenders from time-to-time parties hereto and Firstar Bank, N.A. Dated as of June 8,
                    2001.

SIGNATURES:

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           C2, Inc.
                                           (Registrant)




Date: August 8, 2001                           /s/ William T. Donovan
      -------------------------------      -------------------------------------
                                               William T. Donovan
                                               President and Chief Executive
                                               Officer




Date: August 8, 2001                           /s/ David J. Lubar
      -------------------------------      -------------------------------------
                                               David J. Lubar
                                               Chairman