Form 10-Q
period 2001-09-30
C2 INC
filed 2001-11-13
CIK 1052102

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                    FORM 10-Q

X                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2001

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13
               OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                  For the transition period from ____________to



                        Commission File Number 001-14171

                                    C2, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

         Wisconsin                                       39-1915787
 (State of  Incorporation)                    (IRS Employer Identification No.)

700 N. Water Street, Suite 1200, Milwaukee, Wisconsin                53202
   (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code    (414)  291-9000
                                                   ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                    No
             -----                     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value                5,081,864
----------------------------         --------------------------------
         (Class)                     (Outstanding at November 9, 2001)

Page 1 of 14 total pages                 No exhibits are filed with this report.

PART I - FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

                            C2, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                              (UNAUDITED)            (AUDITED)
                                                                              SEPTEMBER 30,         DECEMBER 31,
                                                                                 2001                  2000
                                                                          -------------------    ------------------
ASSETS:
Current Assets:
    Cash and cash equivalents                                                 $  2,038,000           $  2,294,000
    Accounts receivable, net                                                    25,562,000             21,701,000
    Inventories                                                                  7,481,000              8,575,000
    Prepaids and other                                                           4,456,000              3,630,000
                                                                          -------------------    ------------------
       Total Current Assets                                                     39,537,000             36,200,000
                                                                          -------------------    ------------------

Long-Term Assets:
    Fixed assets, net                                                           73,095,000             76,567,000
    Goodwill, net                                                               14,735,000             15,579,000
    Other assets                                                                 1,699,000              1,554,000
                                                                          -------------------    ------------------
       Total Long-Term Assets                                                   89,529,000             93,700,000
                                                                          -------------------    ------------------
                                                                              $129,066,000           $129,900,000
                                                                          ===================    ==================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
    Current maturities of long-term debt                                      $    500,000           $    500,000
    Line of credit                                                               1,791,000             10,830,000
    Accounts payable                                                            15,948,000             12,873,000
    Accrued liabilities                                                         10,220,000             10,631,000
                                                                          -------------------    ------------------
       Total Current Liabilities                                                28,459,000             34,834,000
                                                                          -------------------    ------------------

Long-Term Liabilities:
    Long-term debt                                                              70,817,000             65,713,000
    Other liabilities                                                            1,698,000              1,853,000
                                                                          -------------------    ------------------
       Total Long-Term Liabilities                                              72,515,000             67,566,000
                                                                          -------------------    ------------------
       Total Liabilities                                                       100,974,000            102,400,000
                                                                          -------------------    ------------------

Shareholders' Equity:
    Preferred stock, par value $.01 per share,                                          --                     --
       10,000,000 shares authorized, none issued or
         outstanding
    Common stock, par value $.01 per share;
       50,000,000 shares authorized, 5,206,064 issued and
       outstanding                                                                  52,000                 52,000
    Additional paid-in capital                                                  20,371,000             20,371,000
    Treasury stock, at cost                                                       (578,000)              (578,000)
    Retained earnings                                                            8,247,000              7,655,000
                                                                          -------------------    ------------------
       Total Shareholders' Equity                                               28,092,000             27,500,000
                                                                          -------------------    ------------------
                                                                              $129,066,000           $129,900,000
                                                                          ===================    ==================

                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                           THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                              SEPTEMBER 30,                             SEPTEMBER 30,
                                                  -----------------    -----------------    -----------------     ----------------

                                                         2001                 2000                 2001                  2000
                                                  -----------------    -----------------    -----------------     ----------------
Revenues:
   Logistic Services                              $   38,379,000       $   27,961,000       $ 107,120,000         $  83,398,000
   Product Sales                                      14,483,000           17,091,000          49,599,000            52,139,000
                                                  -----------------    -----------------    -----------------     ----------------
                                                      52,862,000           45,052,000         156,719,000            135,537,000
                                                  -----------------    -----------------    -----------------     ----------------

Costs and Expense
  Logistic Expense                                    33,869,000           23,279,000           93,501,000            69,188,000
  Cost of Product Sales                               11,762,000           13,063,000           39,217,000            39,753,000
  Depreciation and Amortization                        2,116,000            2,174,000            6,401,000             6,280,000
  Selling, General & Administrative Expenses           3,739,000            3,993,000           11,740,000            11,772,000
                                                  -----------------    -----------------    -----------------     ----------------
                                                      51,486,000           42,509,000          150,859,000           126,993,000
                                                  -----------------    -----------------    -----------------     ----------------

Earnings from Operations                               1,376,000            2,543,000            5,860,000             8,544,000

Other Income (Expense):
   Interest Expense, net                              (1,196,000)          (1,473,000)          (3,931,000)           (4,341,000)
   Other Income (Expense)                                 (8,000)              41,000              (27,000)               41,000
                                                  -----------------    -----------------    -----------------     ----------------
                                                      (1,204,000)          (1,432,000)          (3,958,000)           (4,300,000)
                                                  -----------------    -----------------    -----------------     ----------------

Earnings before Income Taxes and
   Minority Interest                                     172,000            1,111,000            1,902,000             4,244,000

Income Tax Provision                                     105,000              524,000              869,000             1,779,000
                                                  -----------------    -----------------    -----------------     ----------------

Net Earnings before Minority Interest                     67,000              587,000            1,033,000             2,465,000

Minority Interest                                         64,000              161,000              441,000               857,000
                                                  -----------------    -----------------    -----------------     ----------------

Net Earnings                                      $        3,000       $      426,000        $     592,000         $   1,608,000
                                                  =================    =================    =================     ================

Basic Net Earnings Per Share                      $         0.00       $         0.08        $        0.12         $        0.31
                                                  =================    =================    =================     ================
Diluted Net Earnings Per Share                    $         0.00       $         0.08        $        0.11         $        0.31
                                                  =================    =================    =================     ================

Average Number of Shares Outstanding                   5,081,864            5,081,864            5,081,864             5,114,161
Diluted Number of Shares Outstanding                   5,213,665            5,278,150            5,224,070             5,265,530



                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                        COMMON STOCK             ADDITIONAL         TREASURY STOCK
                                 ---------------------------      PAID-IN     ----------------------------  RETAINED
                                     SHARES         AMOUNT        CAPITAL        SHARES        AMOUNT       EARNINGS       TOTAL
                                 ---------------------------------------------------------------------------------------------------

Balance, December 31, 1999          5,202,664    $   52,000     $20,358,000           --            --    $5,660,000    $26,070,000

Purchase of Treasury Stock                 --            --              --     (124,200)    $(578,000)           --       (578,000)

Exercise Stock Options                  3,400            --          13,000           --            --            --         13,000

Net Earnings                               --            --              --           --            --     1,995,000      1,995,000

                                 ---------------------------------------------------------------------------------------------------
Balance, December 31, 2000          5,206,064    $   52,000     $20,371,000     (124,200)    $(578,000)   $7,655,000    $27,500,000


Net earnings for the nine
  months ended
  September 30, 2001                       --            --             --            --            --       592,000        592,000
                                 ---------------------------------------------------------------------------------------------------

Balance, September 30, 2001
(unaudited)                         5,206,064    $   52,000     $20,371,000     (124,200)    $(578,000)   $8,247,000    $28,092,000
                                 ===================================================================================================








                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       ---------------------------------------------
                                                                                               2001                     2000
                                                                                       ---------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                       $        592,000        $       1,608,000
        Adjustments to reconcile net earnings to net
        cash (used in) provided by operating activities:
          Depreciation and amortization                                                       6,401,000                6,280,000
          Gain on sale of fixed assets                                                         (127,000)                 (90,000)
          Minority interest in consolidated income of subsidiaries                              441,000                  857,000
     Changes in assets and liabilities:
          (Increase) in accounts receivable                                                  (3,861,000)              (2,900,000)
          (Increase) in other assets                                                            (48,000)              (2,196,000)
          Increase in accounts payable and accrued liabilities                                2,664,000                1,748,000
                                                                                       ---------------------   ---------------------

Net cash provided by operating activities                                                     6,062,000                5,307,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                                (3,003,000)              (8,201,000)
     Proceeds from sale of assets                                                               620,000                  459,000
     Businesses acquired, net of cash received                                                     --                 (8,285,000)
                                                                                       ---------------------   ---------------------
Net cash (used in) investing activities                                                      (2,383,000)             (16,027,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of stock                                                                --                     14,000
    Purchase treasury stock                                                                        --                   (578,000)
    Net (payments) borrowings on credit lines                                                (9,039,000)               8,010,000
    Net borrowings on notes and loans payable                                                 5,104,000                 (180,000)
    Distribution to minority interest                                                              --                   (172,000)
                                                                                       ---------------------   ---------------------

Net cash provided by (used in) financing activities                                          (3,935,000)               7,094,000
                                                                                       ---------------------   ---------------------

NET (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                                          (256,000)              (3,626,000)

BEGINNING CASH AND CASH EQUIVALENTS, January 1                                                2,294,000                4,953,000
                                                                                       ---------------------   ---------------------

ENDING CASH AND CASH EQUIVALENTS, September 30                                         $      2,038,000        $       1,327,000
                                                                                       =====================   =====================


Supplemental disclosures of cash flow information:
   Interest paid                                                                       $     3,777,000         $      3,994,000
   Income taxes paid                                                                   $     1,530,000         $      2,966,000


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

In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three and nine months ended September 30, 2001, are not necessarily indicative of results that may be expected for the year ending December 31, 2001.


NOTE 2 -- ACQUISITIONS

On January 5, 2000, Total Logistic Control, LLC ("TLC") completed the acquisition of a deep-frozen and refrigerated public warehouse facility in Paw Paw, Michigan for $4,250,000. This purchase was funded by increased borrowings under TLC's existing revolving credit facility. The acquisition of this facility, which includes 2,500,000 cu. ft. of warehouse capacity, brings the TLC network to 13 logistic centers with 36.3 million cu. ft. of refrigerated capacity.

On September 30, 2000, the Company purchased the remaining 33.3% of TLC for $8,285,000 funded by borrowings under the revolving credit facility. As of September 30, 2000, TLC was a wholly-owned subsidiary of C2, Inc.

NOTE 3 -- QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. At September 30, 2001, the Company had notes payable outstanding aggregating $73,107,904, of this balance $57,757,904 bear interest at floating rates. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $578,000 annually. The Company manages interest rate exposure by entering into interest rate swap agreements which at September 30,2001 have fixed interest rates on $10,000,000 of the floating interest rate debt.

NOTE 4 -- EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2001 and 2000. The calculations are based on the common shares outstanding since the offering and assumes that such shares were issued and outstanding for each of the periods ended September 30, 2001 and 2000.


                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                      ------------------------------    -------------------------------
                                                          2001             2000             2001             2000
                                                      -------------    -------------    -------------    --------------
Basic Earnings per Share:
    Net income available to common shareholders       $     3,000      $   426,000      $   592,000      $  1,608,000
    Average shares of common stock outstanding          5,081,864        5,081,864        5,081,864         5,114,161
                                                      -------------    -------------    -------------    --------------
    Basic earnings per share                          $      0.00      $      0.08      $      0.12      $       0.31
                                                      =============    =============    =============    ==============

Diluted Earnings per Share:
    Average shares of common stock outstanding          5,081,864        5,081,864        5,081,864         5,114,161
    Incremental common shares applicable to
      common stock options                                131,801          196,286          142,206           151,369
                                                      -------------    -------------    -------------    --------------
    Average common shares assuming full dilution        5,213,665        5,278,150        5,224,070         5,265,530
                                                      -------------    -------------    -------------    --------------
    Diluted earnings per share                        $      0.00      $      0.08      $      0.11      $       0.31
                                                      =============    =============    =============    ==============



NOTE 5 -- SEGMENT INFORMATION

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

Financial information by business segment is as follows:


                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                         ---------------    ---------------    ----------------    ----------------
                                               2001              2000               2001                 2000
                                         ---------------    ---------------    ----------------    ----------------
Revenues:
    Logistic Services                    $  38,379,000      $  27,961,000      $  107,120,000      $   83,398,000
    Product Sales                           14,483,000         17,091,000          49,599,000          52,139,000
                                         ---------------    ---------------    ----------------    ----------------
                                         $  52,862,000      $  45,052,000      $  156,719,000      $  135,537,000
                                         ===============    ===============    ================    ================

Operating Earnings:
    Logistics Services                   $   3,108,000      $   2,959,000      $    9,354,000      $    9,256,000
    Product Sales                              618,000          1,888,000           3,580,000           5,748,000
    Corporate                               (2,350,000)        (2,304,000)         (7,074,000)         (6,460,000)
                                         ---------------    ---------------    ----------------    ----------------
                                         $   1,376,000      $   2,543,000      $    5,860,000      $    8,544,000
                                         ===============    ===============    ================    ================


NOTE 6 -- IMPACT OF ACCOUNTING PRONOUNCEMENT TO BE ADOPTED

On June 30, 2001, the Financial Accounting Standards Board finalized Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires all business combinations initiated after June 30, 2001, to use the purchase method of accounting. Under the requirements of Statement No. 141, intangible assets meeting specific criteria will be separately identified from goodwill acquired in future acquisitions. The resulting intangible assets (excluding those with indefinite lives) will be amortized over their individual useful lives. Under Statement No. 142, existing goodwill at June 30, 2001, will no longer be amortized, effective January 1, 2002. Instead, an assessment of fair-value will be used to test for impairment of goodwill on at least an annual basis.

The Company will adopt Statement No. 142 on January 1, 2002. The adoption of the statement is expected to decrease amortization expense in 2002 by approximately $537,000. Although recognition of an impairment loss is not anticipated, the Company will perform the necessary impairment tests by June 30, 2002 to assess whether or not recognition of an impairment loss is necessary.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

General Business


The Company is comprised of two operating companies, TLC and Zero Zone. TLC, based in Zeeland, Michigan, is a national provider of integrated third-party logistic services which include refrigerated and dry warehousing, transportation, supply chain management, dedicated facility management, food distribution, fulfillment services for e-commerce applications, packaging and food processing. Operations are conducted through a network of 13 logistic centers with 36.3 cubic feet of refrigerated capacity and more than 1 million square feet of dry warehouse space. TLC operates a fleet of 290 refrigerated transportation units.

Zero Zone, based in North Prairie, Wisconsin, manufactures glass-door refrigerated and freezer reach-in display cases used in grocery, convenience and drug store chains for retail merchandising of food, beverage and floral products.

On September 30, 2000, C2 purchased the 33.3% minority interest of TLC for $8,285,000. As of September 30, 2000, TLC was a wholly-owned subsidiary of C2. The premium over the carrying value of minority interest was $992,000 which was allocated to TLC's fixed assets.

Results of Operations

The Company's revenues for the quarter ended September 30, 2001 increased 17.3% to $52,862,000 from $45,052,000 reported for the same period last year. The increase in revenue was driven by 37.3% growth in integrated logistic service revenues attributable to TLC's operations. The growth within this segment is primarily from Transportation Services, Logistic Management Services, and Dedicated Facility Solutions, its newest line of business. Revenue from product sales decreased 15.3% from $17,091,000 last year to $14,483,000 for the comparable quarter in 2001 reflecting primarily lower volume resulting from deferred or reduced spending by retail grocery, convenience and drug stores due to slowing economic conditions.

Consolidated earnings from operations for the quarter were $1,376,000, a decrease of $1,167,000, or 45.9% from the previous year. The decline in operating earnings for the quarter was primarily attributable to reduced volume of product sales at Zero Zone and therefore lower margins, and to a lesser extent lower volume in refrigerated warehousing operations at TLC. TLC is undergoing a transition in its warehousing strategy to one that employs dedicated longer-term programs within its existing facilities. In addition, TLC is emphasizing growth in non-asset based logistic services which have lower operating margins, but do not require capital investment.

Interest expense for the quarter decreased 18.8% reflecting lower interest rates on the Company's borrowings despite the Company carrying a higher level of borrowings due to $7,000,000 of debt incurred on September 30, 2000, related to the acquisition of the 33.3% interest in TLC owned by Weatherford International, Inc.

Net earnings were $3,000, or $0.00 per share fully diluted, compared to $426,000 or $0.08 per share fully diluted reported for the comparable quarter last year. The decrease year-to-year is primarily attributable to lower volume in product sales as previously noted.

For the nine months ended September 30, 2001, consolidated revenues were $156,719,000 compared to $135,537,000 in the same period last year, representing an increase of 15.6%, driven by growth in integrated logistic services at TLC. Product sales decreased 4.9% when compared with last year's nine-month period.

Earnings from operations for the nine months were $5,860,000 compared to $8,544,000 for the same comparable period in 2000, a decrease of 31.4%. The decline was primarily the result of a decrease in product sales at Zero Zone and lower volume in refrigerated warehousing operations at TLC.

Interest expense for the nine months declined 9.4% compared to fiscal 2000 reflecting lower rates on borrowings at both TLC and Zero Zone.

Net earnings for the nine months totaled $592,000, or $0.11 per share fully diluted, versus $1,608,000 or $0.31 per share fully diluted reported for the comparable period a year ago. Reduced product sales and lower margin related to these sales were the principal factors for the decline in net earnings quarter-to-quarter.

Liquidity and Capital Resources

The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, service lease commitments, maintain and improve warehouses, transportation and manufacturing facilities and equipment, and make other investments. The company is active in the acquisition, leasing or new construction of warehouse facilities, particularly refrigerated facilities. Historically, bank financing, leasing and internally generated cash have provided funding for these activities. With the acquisition of ProSource, Inc. in 2000, TLC has developed the ability to grow in dedicated facility management services which typically do not require the Company's direct investment in new facilities. These facilities are generally owned by a third-party and leased to the Company's customer. To the extent that acquisitions or new facility development exceed historical funding sources, the Company may consider issuing equity securities in an underwritten stock offering, a rights offering or in private placement transactions. Currently, the Company has significant subsidiary level credit facilities with three major commercial banks. At September 30, 2001, the Company's operating subsidiaries had outstanding debt of $73,108,000, all of which is borrowed under various facilities with these banks.

On June 8, 2001, TLC entered into an amended and restated credit agreement with its bank group. The new credit facilities include a $40 million, 5-year reducing revolving credit agreement and a $25 million, 5-year term loan. Both facilities are secured by liens or security interests on substantially all of the assets of TLC and mortgages on its real estate. The revolving credit facility steps down $2 million per year beginning July 1, 2002, with a final maturity of $32 million on June 30, 2006. The term loan amortizes $416,666 per quarter commencing September 30, 2001, with a final payment of $17,083,346 due on June 30, 2006. At September 30, 2001, outstandings under these facilities totaled $58,900,000. The interest rate on these facilities are LIBOR or prime rate based, at TLC's option, and vary pursuant to a pricing grid based on the ratio of TLC's funded debt to EBITDA, as defined in the credit agreement. At September 30, 2001, borrowings under these facilities carried an average interest rate of LIBOR plus 3%, or 6.82%. As of September 30, 2001, TLC was in compliance with all required covenants.

On September 28, 2001, TLC entered into two interest rate Swap agreements ("Swaps") which effectively fixed the interest rate payable by TLC on (a) $5,000,000 of outstanding debt for the period to October 2, 2004, and (b) $5,000,000 of outstanding debt for the period to June 30, 2006. The effective interest rate for each Swap was fixed at 3.92% and 4.47%, respectively, plus the LIBOR spread which is subject to reduction based on TLC's leverage ratio as defined. At September 30, 2001, the fixed interest rates for the underlying principal under the Swap transactions were 6.92% and 7.47%, respectively.

Zero Zone completed a financing package August 31, 1999 with a major commercial bank. The package contains two bond issues and a demand line of credit. The first is a tax-free Industrial Revenue Bond issue for $3,420,000 that was issued through the State of Wisconsin. The bond has a 20-year life with no annual amortization and carries a seven-day variable interest rate. The second issue is a taxable Industrial Revenue Bond for $6,000,000 issued through a bank. This bond also has a 12-year maturity schedule with annual principal repayments of $500,000. The interest rate on the second bond is also a seven-day variable interest rate. Both bonds are secured by Letters of Credit issued by a major commercial bank. The interest rate on the line of credit, which is secured by Zero Zone's assets, is based on LIBOR plus an amount that varies according to a pricing grid determined by the ratio of funded debt to EBITDA. At September 30, 2001 Zero Zone had $1,791,000 in outstanding borrowings under its $7,500,000 line of credit. The interest rate at September 30, 2001, was 4.83%.

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

At September 30, 2001, C2, Inc. had available an unsecured line of credit in the amount of $15,000,000.

As of September 30, 2001, the Company had cash and cash equivalents on hand of $2,038,000 compared to $2,294,000 at December 31, 2000.

Cash flows provided by operations for nine months ended September 30, 2001, totaled $6,062,000, compared to $5,307,000 in the prior year period. The increase in cash flows from operating activities was primarily attributable to a smaller increase in working capital accounts partially offset by lower income.

Cash flows used in investing activities in the period totaled $2,383,000, compared to $16,027,000 for the same period last year. In the nine months ended September 30, 2001, the use of cash was primarily related to routine capital expenditures. In the previous year, the significant use of cash in investing activities was due to the acquisition of a refrigerated warehouse, the purchase of the remaining one-third of interest in TLC, and other capital expenditures.

Cash flows used in financing activities for the first nine months of fiscal 2001 totaled $3,935,000, compared to cash flows provided by financing activities of $7,094,000 for the same period last year. In the first nine months of fiscal 2001, cash flows used in financing activities were primarily related to paying down credit lines. In the same period of 2000, the cash flows from financing activities relate to borrowings in order to fund capital expenditures and the acquisition of the TLC minority interest.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements and other statements that are not historical facts. Actual results may differ materially from management's expectations. The forward-looking statements involve risks and uncertainties, including but not limited to:

- Demand for warehousing, transportation, logistic services and refrigerated display cases may be adversely affected by increases in interest rates, adverse economic conditions, loss of a material customer, increased energy costs, weather or market conditions which adversely affect vegetable and fruit crop yields, or other factors.

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

- Company's market share and operating margins may be adversely affected as a result of new or increased competitive conditions in warehousing, transportation or display case manufacturing.

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

Item 3.        Not applicable

Item 4.        Not applicable.

Item 5.        Not applicable.

Item 6.        Exhibits and Reports on Form 8-K

               None

                                  SIGNATURES:

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                           C2, Inc.
                                                           (Registrant)





Date:                                                      /s/   William T. Donovan
              --------------------------                   --------------------------------------------------
                                                                 William T. Donovan
                                                                 President and Chief Executive Officer




Date:                                                      /s/   David J. Lubar
              --------------------------                   --------------------------------------------------
                                                                 David J. Lubar
                                                                 Chairman