Form 10-K405
period 2001-12-31
C2 INC
filed 2002-03-11
CIK 1052102

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended December 31, 2001

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from            to
                               ----------    ----------

                        Commission file number: 001-14171

                                    C2, Inc.
             (Exact name of registrant as specified in its charter)

        Wisconsin                                                                      39-1915787
(State of other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

700 N. Water Street, Suite 1200, Milwaukee, Wisconsin                                      53202
       (Address of principal executive office)                                           (Zip Code)

Registrant's telephone number, including area code  (414) 291-9000
                                                   ----------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                                            Name of Each Exchange on Which Registered
    -------------------                                            -----------------------------------------

Common Stock - $1 par value                                             Nasdaq

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

The aggregate market value (based on $6.50 closing price) of voting stock held by nonaffiliates of the registrant at March 4, 2002: $11,404,348

Number of Shares of Common Stock Outstanding at March 4, 2002: 5,081,864 The Index to Exhibits is located on page 37.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III.)

                                     PART I
ITEM 1.    BUSINESS

C2, INC.

C2, Inc. ("C2" or the "Company") was formed in 1997 for the purpose of acquiring a 66.67 percent ownership interest in Total Logistic Control, LLC ("TLC") for $10,667,000 in cash, plus the assumption of TLC's liabilities, and the assumption of contingent liabilities attributable to the historic operations or assets of Christiana Companies, Inc. ("Christiana").

C2 completed its initial public offering on March 4, 1999. The offering resulted in the sale of 5,202,664 shares of common stock, par value $1 per share ("Common Stock"), at $4.00 per share raising $20,410,000 of initial equity capital, net of offering costs. From these proceeds, the Company used $10,667,000 to acquire
666.67 membership units, representing a 66.7 percent ownership interest in TLC as part of the merger transaction between Christiana and Weatherford International, Inc. ("Weatherford"). On September 30, 2000, the Company, directly and/or through a wholly-owned subsidiary, acquired the remaining 33.3 percent of TLC from Weatherford in a cash purchase in the amount of $8,284,000.

The Company's growth strategy anticipated that a part of its future growth would come from acquiring, either directly or through TLC, other businesses, which may or may not be related to TLC's current business. In line with that strategy, on March 12, 1999, the Company announced the purchase of Zero Zone, Inc., a Wisconsin-based manufacturer of refrigerated and freezer display cases. The Company invested $4,500,000 in equity and capital notes for 70.6 percent of the outstanding common stock of Zero Zone. The remaining 29.4 percent of Zero Zone is held by its President and other members of its management team.


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

On September 1, 2000, TLC acquired the ProSource Group, Inc., located in Aurora, Illinois. ProSource provides dedicated third-party management to operate both manufacturing and distribution centers, primarily for Fortune 500 consumer products companies.

Today, TLC provides integrated third-party logistic services including full service public and contract warehousing and facility and operations management in all ranges of frozen, refrigerated and ambient temperatures. Integrated logistic services generally combine transportation, warehousing and information services to manage the distribution channel for a customer's products from the point of manufacture to the point of consumption. TLC's transportation and distribution services include full service truckload, less-than-truckload and pooled consolidation in both temperature-controlled and dry freight equipment, dedicated fleet services and specialized store-door delivery formats. Transportation and logistic management services are provided utilizing company-owned equipment as well as through carrier management services utilizing third party common and contract carriers. TLC also provides product fulfillment services, food distribution, kitting, repackaging and just-in-time production supply services.

TLC's transportation fleet consists of 335 tractors, 351 refrigerated trailers and 232 dry trailers providing transportation services nationally.

TLC's Logistics Management Services ("LMS") offers logistics consulting and supply chain management solutions utilizing optimization software to design and operate integrated distribution programs. LMS typically contracts with third-party warehouse and transportation companies to provide the most cost and service effective program for its customers.

TLC provides dedicated facility management services through its newest division, Dedicated Facility Solutions. These services include staffing and managing the operations of manufacturing or distribution facilities. To date, TLC has been awarded two projects. The first is the management of a 200,000 square foot ambient fulfillment center located in Hurlock, Maryland on behalf of Cadmus Communications Corporation. TLC does not own, nor is it a party to the lease on this facility. TLC provides staffing and operations management on a cost plus fee basis under a six-year contract.

The second project was awarded during the fourth quarter of fiscal 2001 and entails TLC staffing and managing the operations of a brewery located in Fogelsville, Pennsylvania. Operation of the brewery commenced in January 2002, producing the carbonated malt-based beverage, Smirnoff Ice on behalf of Guiness UDV, a subsidiary of Diagio PLC. TLC provides these services under a cost plus fee basis. An initial six-year term has been agreed upon, however, the full management services contract terms have not been finalized. TLC does not own or lease this facility.

TLC believes it is the tenth largest provider of public refrigerated warehouse space in the United States. All of TLC's refrigerated facilities are modern and efficient single story buildings at dock height elevation and are fully insulated. TLC's refrigerated logistic centers are as follows:

            - Rochelle Logistic Center campus, located in Rochelle, Illinois, is TLC's largest refrigerated warehouse operation, initially constructed in 1986. Currently this location is comprised of 14,100,000 cubic feet of capacity in two separate buildings having undergone four capacity expansions in 1988, 1990, 1993 and 1996. All space is capable of temperatures of -20(degree)F to ambient. Rochelle Logistic Center is strategically located at the intersection of two main line East-West railroads, the Burlington Northern and the Union Pacific, and at the cross roads of two interstate highways, I-39 and I-88. Rochelle Logistic Center serves the Midwest distribution needs of national food companies.

            - Beaver Dam Logistic Center, located in Beaver Dam, Wisconsin, was originally constructed in 1975. Since 1975, this facility has undergone three freezer additions, the most recent in 1991, and today is comprised of 7,200,000 cubic feet of freezer storage space. Beaver Dam Logistic Center serves distribution related customers as well as vegetable and cranberry processors. This facility's unique capabilities involve value-added services for vegetable processors including IQF, blanching, slicing, dicing and food service and retail poly bag packaging operations. Beaver Dam Logistic Center's IQF tunnels have the capacity to freeze 30,000 pounds of product per hour. This facility is served by the Wisconsin and Southern Railroad.

            - Milwaukee Logistic Center, located in Wauwatosa, Wisconsin, was originally constructed in 1954. There have been six expansions of this facility, and today the Milwaukee Logistic Center facility comprises 4,300,000 cubic feet of which 3,754,000 cubic feet is freezer capacity and 546,000 cubic feet is cooler space. This facility has multi-temperature refrigerated storage ranging from -20(degree)F to +40(degree)F and daily blast freezing capacity of 300,000 pounds. An additional 3,000,000 cubic feet of company-owned refrigerated and processing space adjacent to the Milwaukee Logistic Center facility is leased on a long-term basis to a third-party retail grocery company.

            - Kalamazoo Logistic Center, located in Kalamazoo, Michigan, has two distribution centers. Facility #1 is a 3,300,000 cubic foot facility with 1,100,000 cubic feet of freezer capacity, 400,000 cubic feet of cooler capacity and 1,800,000 cubic feet of dry storage capacity. This location services a number of distribution customers in the Midwest and is strategically located at the crossroads of I-94 and US 131 in Michigan, equal distance between Chicago and Detroit. Facility #2 is located adjacent to Facility #1 and is comprised of 2,800,000 cubic feet of cooler capacity, all of which is dedicated to one large distribution customer under a five-year operating agreement. These facilities are held under long-term leases which expire in 2010 and 2008, respectively.

            - Also located at the Kalamazoo Logistic Center is a Company-owned 10,000 square foot transportation equipment maintenance center. Approximately 50 percent of TLC's fleet of over-the-road transportation units are domiciled in Kalamazoo, Michigan.

            - Holland Logistic Center, located in Holland, Michigan, has undergone a number of expansions over the years, with a major reconstruction in 1983. This refrigerated facility comprises 2,100,000 cubic feet of storage capacity of which 1,300,000 cubic feet is freezer capacity, 400,000 cubic feet is cooler capacity and 400,000 cubic feet is convertible between freezer and cooler capacity. Holland Logistic Center services both distribution customers as well as fruit growers in Western Michigan. This location is situated on a CSX rail spur with two refrigerated rail docks. This facility is held under a long-term lease which expires April, 2011.

            - On January 5, 2000, TLC acquired the Paw Paw Logistics Center, a 2,500,000 cubic foot refrigerated facility located in Paw Paw, Michigan. This multi-temperature facility is located 15 miles west of the Kalamazoo facilities on Interstate 94. This site has 16 acres of land and the warehouse can be expanded by an additional 300,000 cubic feet. In addition as a part of the acquisition, TLC received an option to purchase 90 additional acres of land contiguous to the facility. The Paw Paw Logistics Center was initially constructed in 1981 and under went two expansions in 1984 and 1990. In early 2000, TLC completed an extensive upgrading and re-racking of this facility.

In addition to the refrigerated distribution centers described above, TLC operates a network of owned and leased dry (non-refrigerated) distribution centers comprising approximately 1,000,000 square feet of storage capacity. Dry distribution centers are located in Zeeland (2) and Kalamazoo, Michigan; Munster, Indiana and Dayton, New Jersey. Additionally, TLC contracts with approximately 22 dry warehouse facilities to provide warehousing and order fulfillment services on behalf of its clients under long-term logistic management services contracts.

TLC's customers consist primarily of national, regional and local firms engaged in food and beverage manufacturing, consumer and industrial product manufacturing, wholesale distribution and retailing. During 2001, TLC's top 10 customers accounted for approximately 57.9 percent of total consolidated revenues. TLC currently services approximately 1,400 customers.

Competition in integrated logistic services is on both a national and local basis with a predominant emphasis on transportation services. At present, there are no direct competitors providing the full scope of warehousing, transportation, logistic management and facility management services across the full range of temperatures provided by TLC. However, each of TLC's individual business lines is highly fragmented with many local, regional and national competitors, especially in the transportation and dry warehousing industries. TLC believes it has a competitive edge in its ability to provide fully integrated logistic services designed to its customers' distribution needs which may, but would not necessarily, include utilizing TLC's network of strategically located refrigerated and dry distribution centers, transportation equipment, and logistic management services. TLC's revenues and earnings can be affected by changes in competitive pricing in both transportation and warehousing operations, particularly at the local level; harvest yields of certain vegetable and fruit crops grown in the Upper Midwest; changes in customers distribution patterns or channels; industry consolidation of its customers and competitors; changes in short-term interest rates; general economic conditions; and energy costs, particularly diesel fuel and electric power.

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

Zero Zone currently owns and operates two manufacturing facilities and leases one warehouse for offsite storage of finished products. Zero Zone's headquarters and main manufacturing facility was built in 1995. The original plant consisted of 61,000 square feet and was expanded during 1999 by an additional 52,000 square feet. Zero Zone's operations consist of light manufacturing, primarily heat exchange equipment fabrication, panel molding and assembly operations.

Zero Zone's second manufacturing facility is located four miles east of North Prairie in Genesee, Wisconsin. This 34,000 square foot Genesee facility is primarily utilized for production of display casements with self-contained refrigeration equipment including the Open Merchandiser Cooler (OMC) Line. Zero Zone renovated the Genesee location during 2000 to accommodate the OMC product line. This new product line maintains safe product temperatures of 41(0)F or lower, as required by food regulatory authorities. The Company also introduced in 2000 a new wrap-around end case to give back-to-back freezer lineups a continuous product presentation from aisle-to-aisle. The Maximizer(R) product line added a new reach-in model. A single door freezer is available in addition to 2-, 3-, 4- and 5-door units as previously offered.

In 2000, Zero Zone purchased a 6,300 square foot building and 2.47 acres of land directly adjacent to its North Prairie facility to facilitate additional storage space and a customer display center to exhibit products.

Zero Zone currently leases a warehouse in Waukesha, Wisconsin used for storage of finished products. The current arrangement includes 79,200 square feet of space with an option to add 60,000 additional square feet.

Competition in commercial refrigeration equipment manufacturing varies depending on the market segment being served. Zero Zone is primarily a supplier to retailers engaged in grocery, drug and convenience stores. Zero Zone also sells to refrigeration contractors, dealers, and food wholesalers. Zero Zone's top 10 customers accounted for approximately 18.2 percent of total consolidated revenues. Zero Zone's active customer list includes approximately 500 customers.

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

On February 5, 2002, Zero Zone acquired a manufacturer of refrigeration systems located in Ramsey, Minnesota. Now known as Zero Zone Refrigeration, this company manufactures refrigeration houses and racks used to power and control the refrigeration systems, electrical panels, air conditioning and stand-by power for supermarkets, convenience stores and industrial applications. This acquisition positions Zero Zone to provide a complete package of display cases and refrigeration systems to its customers.

Zero Zone revenues and earnings can be affected by the loss of a significant customer, industry consolidation in both customers and competitors, changes in competitive pricing, raw material cost changes, changes in distribution channels, the level of new construction and refurbishment of grocery and chain store retailers, availability of skilled labor and general economic conditions.

                                    EMPLOYEES

The following table shows the number of full-time C2, TLC and Zero Zone employees at the dates indicated.


                                                    FULL-TIME EMPLOYEES AT FEBRUARY 28,
                                   ----------------------------------------------------------------------
                                           2002                    2001                     2000
                                   ---------------------   ---------------------    ---------------------

 C2                                          10                      11                       11
 TLC                                      1,050                   1,005                      913
 Zero Zone                                  184                     185                      162
                                   ---------------------   ---------------------    ---------------------
   TOTAL                                  1,244                   1,201                    1,086




                        EXECUTIVE OFFICERS OF THE COMPANY

                                            POSITION AND PRINCIPAL OCCUPATION
     NAME                      AGE             DURING THE LAST FIVE YEARS
-----------------------------------------------------------------------------------
     William T. Donovan        50    President and Chief Executive Officer of C2
                                     (1)

     David J. Lubar            47    Chairman of C2 (2)

     Oyvind Solvang            43    Vice President of C2 (3)


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

            (3) Oyvind Solvang has been Vice President of C2, Inc. since December 1997. Mr. Solvang has served as President of Cleary Gull Reiland & McDevitt, Inc., an investment banking firm, located in Milwaukee, Wisconsin from January 1996 to October 1996 and Chief Operating Officer from October 1995 to January 1996.

         Sheldon B. Lubar, a director of the Company, is the father of David J. Lubar and father-in-law of Oyvind Solvang. None of the other directors or executive officers are related to each other. The term of office of each of the executive officers expires at the annual meeting of directors.

         ITEM 2. PROPERTIES WAREHOUSING FACILITIES

         At December 31, 2001, TLC directly owned or leased thirteen warehouse facilities in five states. Of this total, eight are public refrigerated with the balance being non-refrigerated facilities. Refrigerated warehousing operations are conducted through eight public logistic centers located in Wisconsin (2), Michigan (4), and Illinois (2). TLC's refrigerated facilities are large single-story buildings constructed at dock height with full insulation and vapor barrier protection. Refrigeration is provided by screw-type compressors all of which employ ammonia-based cooling systems. The facilities are strategically located and well served by rail and truck.

         TLC's refrigerated warehouse facilities are described in the following table:

                                                                                TOTAL STORAGE SPACE
                FACILITY                              LOCATION               (CUBIC FEET IN MILLIONS)          TYPE OF FACILITY
-----------------------------------------     --------------------------    ---------------------------    -------------------------
Rochelle Logistic Center I                    Rochelle, IL                               10.6              Distribution
Rochelle Logistic Center II                   Rochelle, IL                                3.5              Distribution
Beaver Dam Logistic Center                    Beaver Dam, WI                              7.2              Distribution/Production
Milwaukee Logistic Center                     Milwaukee, WI                               4.3              Distribution
Paw Paw Logistic Center                       Paw Paw, MI                                 2.5              Distribution
Kalamazoo Logistic Center I (1)(2)            Kalamazoo, MI                               3.3              Distribution
Kalamazoo Logistic Center II (1)              Kalamazoo, MI                               2.8              Distribution
Holland Logistic Center (1)                   Holland, MI                                 2.1              Distribution/Production
                                                                                         ----
    TOTAL                                                                                36.3
                                                                                         ====

(1) Leased Facility
(2) Includes 1,800,000 cubic feet of non-refrigerated storage capacity.

         At both the Rochelle and Beaver Dam Logistic Centers, the Company owns substantial additional acreage available for expansion. In addition, the Company has an option to purchase 90 additional acres of contiguous land for future expansion and development at the Paw Paw Logistic Center. This option expires December 31, 2002.

         At December 31, 2001, TLC directly operated five public non-refrigerated or dry warehouse distribution facilities located in Michigan (3), Indiana and New Jersey. Zeeland Distribution Center II, located in Zeeland, Michigan is a Company-owned facility. All other dry facilities are held under leases and generally serve the distribution requirements of customers on a month-to-month basis. These facilities are single story block or metal construction buildings. All dry facilities are constructed at dock height and are approved as food grade storage facilities.

            TLC's dry warehouse facilities are described on the following table:


                                                                                 TOTAL STORAGE
                                                                                     SPACE
                                                                                  (SQ. FT. IN                 TYPE OF
                  FACILITY                               LOCATION                  THOUSANDS)                 FACILITY
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
                                                                              ---------------------
(1) Leased facility.

TLC owns one maintenance and operations facility and leases two additional facilities. These facilities provide maintenance services and bases for operations for TLC's fleet of tractors and trailers, and are located in Kalamazoo, Michigan (owned), Erie, Pennsylvania (leased) and La Vergne, Tennessee (leased).

Zero Zone currently owns and operates two manufacturing facilities and leases one warehouse for offsite storage of finished products. Zero Zone's headquarters and main manufacturing facility was built in 1995. The original plant consisted of 61,000 square feet and was expanded during 1999 by an additional 52,000 square feet. Zero Zone's second manufacturing facility is located four miles east of North Prairie in Genesee, Wisconsin. This 34,000 square foot facility is primarily utilized for production of display casements with self-contained refrigeration equipment including the Open Merchandiser Cooler (OMC) line.

In 2000, Zero Zone purchased a 6,300 square foot building and 2.47 acres of land directly adjacent to its North Prairie facility to facilitate additional storage space and a customer display center to exhibit product.

Zero Zone currently leases a warehouse in Waukesha, Wisconsin used for storage of finished products. The current arrangement includes 79,200 square feet of space with an option to add an additional 60,000 square feet.

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

No matters were submitted to a vote of shareholders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

The common stock of the Company was originally listed on the Nasdaq Small Cap Market effective March 5, 1999. On June 4, 1999 the Company's common stock was listed on the Nasdaq National Market. The table below sets forth the reported high and low sales prices as reported by Nasdaq for the quarters ended March 31, 2000 through March 4, 2002.


                                        2002                        2001                       2000
--------------------------------------------------------------------------------------------------------------
QUARTER ENDED                      HIGH        LOW           HIGH           LOW         HIGH            LOW
--------------------------------------------------------------------------------------------------------------

March 31*                          $8.250     $ 6.000       $ 7.750       $5.625      $  6.500        $4.125
June 30                                                       7.750        6.000         7.750         4.750
September 30                                                  7.000        6.000        17.813         6.000
December 31                                                   8.750        4.750        10.000         7.250

                        * Ten weeks ended March 4, 2002

At March 4, 2002, there were approximately 121 shareholders of record and over 400 round lot holders. There have been no dividends paid, and based on the Company's strategic business plan of reinvesting cash flow, none are anticipated in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

Selected Financial Data is provided under the caption "Five Year Financial Information" which is included on page 35.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

The Company's consolidated revenues for fiscal 2001 totaled $212,445,000, compared to $183,450,000 reported for fiscal 2000, an increase of $28,995,000, or 15.8 percent. The Company's consolidated revenues in fiscal 2001 included $147,663,000 of logistics services, reflecting year-to-year growth of 30.2 percent, and product sales of $64,782,000 which declined 7.6 percent in fiscal 2001.

The increase in logistic services in fiscal 2001 was attributable to strong growth at TLC, particularly in Logistic Management Services, Transportation Operations, and Dedicated Facility Solutions. Revenues attributable to TLC's Warehousing Operations were lower by approximately 10 percent, due largely to the expiration of two contracts, one in refrigerated operations and one in dry warehousing.

The decline in product sales was attributable to lower volume at Zero Zone, reflecting the generally low level of capital spending in the retail grocery, convenience and drug store chains, all of which have been depressed throughout 2001.

The direct margin attributable to logistics services was 12.1 percent in fiscal 2001, down from 16.3 percent in fiscal 2000, reflecting continued higher growth in lower margin Logistic Management and Facility Management activities than in Warehousing Operations. However, such non-asset based Logistics and Facility Management Services have substantially lower capital requirements to fund growth than asset intensive Warehousing Operations.

The direct margin attributable to product sales in fiscal 2001 was 20.3 percent reflecting a decrease over last year's level of 23.1 percent. The decrease in margin is largely attributable to lower volume and price pressure.

Depreciation and amortization expense in fiscal 2001 was $8,153,000 compared to $7,895,000 reported for fiscal 2000. The 3.3 percent increase resulted from a full year of depreciation on capital expenditures of $9,845,000 in 2000.

Selling general and administrative expenses in fiscal 2001 totaled $15,425,000, or 7.3 percent of total revenues, compared to $15,623,000, or 8.5 percent for the same period in 2000. Aggressive cost containment strategies were employed at both TLC and Zero Zone. Lower commission expense at Zero Zone resulting from the decline in sales volume was also a contributing factor to the reduction in expenses in 2001.

Consolidated earnings from operations for fiscal 2001 totaled $7,495,000, compared to $11,153,000 reported for fiscal 2000, reflecting a 32.8 percent decline. Lower volume at Zero Zone was the principal factor impacting operating profit in 2001. Margin pressure resulting from increased competitive pricing experienced at both Zero Zone and TLC was also a contributing factor in the decline in operating earnings in 2001.

Consolidated net interest expense in fiscal 2001 was $5,051,000, compared to $5,899,000 reported for fiscal 2000. The decrease in interest expense was primarily attributable to the decline in short-term interest rates. In addition, consolidated funded debt was reduced during fiscal 2001 by $6,441,000, which contributed to the decline in interest expense. In order to reduce exposure to higher interest rates in the future, both TLC and Zero Zone entered into a series of interest rate swap transactions beginning on September 28, 2001 and continuing through January 8, 2002. These swap transactions effectively converted $28,420,000 of floating rate debt to fixed rate debt. These swaps were executed at rates that were relatively low by historic standards.

In fiscal 2001, consolidated net earnings totaled $812,000, or $0.16 per share fully diluted, down 59.3 percent from last year's net earnings of $1,995,000, or $0.38 per share fully diluted. The decline in fiscal 2001 net earnings was due to lower earnings from operations primarily attributable to reduced volume of product sales at Zero Zone and to a lesser extent, lower operating margins at both Zero Zone and TLC as previously noted.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

The Company's consolidated revenues for fiscal 2000 totaled $183,450,000, compared to $145,676,000 as reported in fiscal 1999, an increase of $37,774,000, or 25.9 percent. C2's consolidated revenues in fiscal 2000 included $113,376,000 of logistics service revenue, which reflected year-to-year growth of 17.9 percent, and product sales of $70,074,000, which grew 41.4 percent in fiscal 2000. The increase in revenue was primarily driven by strong revenue growth at both TLC and Zero Zone and the inclusion of a full year's operations of Zero Zone in fiscal 2000 compared to only 9 1/2 months in fiscal 1999. For the year, TLC reported revenue growth of 18.6 percent driven in large part by new logistic management service relationships, increased utilization of warehouse facilities and larger fleet operations. Zero Zone reported sales growth of 46.6 percent, reflecting a full year's operations in 2000 versus only 9 1/2 months in fiscal 1999, as well as full year comparative growth of 26.8 percent.

The direct margin attributable to logistics services was 16.3 percent in fiscal 2000, down from 19.4 percent in fiscal 1999 reflecting higher growth in lower margin logistic management services than in warehousing operations. However, non-asset based logistic management services have substantially lower capital requirements to fund growth than asset-intensive warehousing operations.

The direct margin attributable to product sales in fiscal 2000 was 23.1 percent reflecting an increase over last year's level of 22.1 percent. The increase in margin is largely attributable to including a full year of Zero Zone operations compared to only 9 1/2 months in fiscal 1999.

Depreciation and amortization expense in fiscal 2000 was $7,895,000, compared to $7,519,000 reported in fiscal 1999, reflecting an increase of $376,000, or 5.0 percent. The increase is primarily attributable to the inclusion of Zero Zone operations for the entire year in 2000.

Selling, general and administrative expenses in fiscal 2000 totaled $15,623,000, or 8.5 percent of total revenues compared to $13,087,000, or 9.0 percent, for the same period in 1999. The increase in selling, general and administrative expense in fiscal 2000 of $2,536,000, or 19.4 percent, was primarily attributable to higher volume at Zero Zone and the inclusion of a full-year of Zero Zone's operations in fiscal 2000. Selling, general and administrative expense attributable to TLC declined 3.7 percent in fiscal 2000.

Consolidated earnings from operations for fiscal 2000 totaled $11,153,000, compared to $9,044,000 in fiscal 1999, an increase of $2,109,000, or 23.3 percent, but reflected a consistent margin on revenues year-to-year.

Consolidated net interest expense in fiscal 2000 was $5,899,000, compared to $4,644,000 reported for fiscal 1999. The increase of $1,255,000 is primarily attributable to a full period of increased debt in fiscal 2000 compared to last year, the acquisition of a refrigerated warehouse facility which was funded by an increase in TLC's revolving credit facility, the acquisition of the remaining
33.3 percent of TLC on September 30, 2000, funded through borrowings under C2's line of credit, and generally higher interest rates on variable rate borrowings.

In fiscal 2000, consolidated net earnings totaled $1,995,000, or $0.39 basic earnings per share, up 59.0 percent from last year's net earnings of $1,255,000, or $0.24 per share. Included in last year's results was an extraordinary charge of $153,000, net of tax, incurred by Zero Zone related to refinancing its senior debt. Excluding the extraordinary charge in fiscal 1999, net earnings increased
41.7 percent year-to-year. The increase in fiscal 2000 net earnings excluding the extraordinary charge, was primarily attributable to higher sales volume at Zero Zone, the inclusion of Zero Zone's operations for a full-year period this year and incurring certain one-time expenses in fiscal 1999 related to the Christiana Weatherford merger and transaction.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at December 31, 2001 totaled $2,539,000, compared to $2,294,000 at December 31, 2000. The Company's working capital at December 31, 2001 was $7,924,000, compared to $1,366,000 at December 31, 2000. Working capital in 2001 increased due primarily to the refinancing of $7,000,000 in short-term borrowings outstanding at December 31, 2000 attributable to the purchase of the remaining 33 percent interest in TLC. This short-term line of credit borrowing was refinanced under TLC's long-term revolving credit and term loan facilities on June 8, 2001.

Operating activities in 2001 provided cash of $10,666,000, derived primarily from net earnings of $812,000, depreciation and amortization of $8,153,000, offset by a net decrease in working capital accounts of $1,353,000.

Net cash used in investing activities in fiscal 2001 totaled $3,980,000 and included capital expenditures of $4,377,000, the major components of which were:
$1,216,000 related to information system investments, $233,000 of transportation equipment, $1,768,000 of buildings and improvements and $763,000 for capital additions at Zero Zone.

Cash flows used in financing activities in fiscal 2001 totaled $6,441,000 the components of which were $9,667,000 in net repayments under C2's and Zero Zone's lines of credit, payments of long-term debt of $3,902,000 and $7,128,000 in long-term borrowings primarily at TLC.

On June 8, 2001, TLC entered into an amended and restated credit agreement with its bank group. The new credit facilities include a $40,000,000, 5-year reducing revolving credit agreement and a $25,000,000, 5-year term loan. The revolving credit facility steps down $2,000,000 per year beginning July 1, 2002, with a final maturity of $32,000,000 on June 30, 2006. The term loan amortizes $416,666 per quarter commencing September 30, 2001, with a final payment due on June 30, 2006. At December 31, 2001, outstanding indebtedness under these facilities totaled $57,083,000. Unused borrowings under the revolving credit agreement totaled $7,000,000 at December 31, 2001.

Zero Zone has a $7,500,000 secured line of credit facility which, at year end, had outstanding borrowings of $1,163,000. At year-end, the Company had in place a $15,000,000 unsecured line of credit facility for general corporate purposes. There were no borrowings outstanding under this facility at December 31, 2001.

The Company's current sources of capital include: cash generated from operations, existing cash resources which, at year end, totaled $2,539,000 and unused borrowings under existing credit facilities totaling approximately $28,000,000. The Company believes these resources are sufficient to fund projected cash requirements of its current operations.

The Company continues to evaluate new acquisitions in areas strategic to existing operations as well as in new lines of business. Future acquisitions may be funded through cash flows from operations, existing credit facilities and the issuance of equity securities under a rights offering to shareholders or otherwise, if desirable.

As of December 31, 2001, the Company had no material capital commitments.

Certain matters discussed in this Report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company "believes," "expects" or other words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements, including, among other, discussions of growth in the market and demand for services in third party logistics, the outlook for growth in the market for new construction or refurbishment of grocery, drug and convenience stores, and thus demand for Zero Zone's products. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Although the Company believes its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could affect actual results or outcomes include, without limitation:

    - Demand for and profitability of warehousing, transportation, logistic services, dedicated facilities, logistic management services and refrigerated display cases may be adversely affected by increases in interest rates, adverse economic conditions, increased energy costs, loss of a material customer or other factors.

    - Growth in volume of services or products may be adversely affected by reduced ability to identify and hire qualified employees.

    - The Company's profitability may be adversely affected by increases in interest rates because a material portion of the Company's debt bears interest at variable rates.

    - Consolidations within the food industry or food retailers could impact the Company's customers.

    - Company's market share and profit margins may be adversely affected as a result of new or increased competitive conditions in warehousing, transportation or display case manufacturing.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

C2, Inc. does not have any holdings in long-term fixed income investments or foreign exchange transactions in 2001 or 2000 which would give rise to exposure to market risk related to interest rate fluctuations. Details of the Company's derivative holdings related to interest rate swap transaction can be found under Footnote C to the Company's financial statements on page 27.

ITEM 8.    FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

See Index to Financial Information on page 17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None
                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

The information required by this Item with respect to directors and Section 16 compliance is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders ("Proxy Statement") and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Part I, page 6 of this Annual Report on Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION.

The information required by this Item is included under the captions "Board of Directors - Directors Compensation" and "Executive Compensation" in the Proxy Statement and is hereby incorporated herein by reference; provided, however, that the subsection entitled "Executive Compensation - Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) (1) Financial Statement and Schedules - The financial statements and financial statement schedules listed in the accompanying index to financial statement and financial statement schedules are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference. See Index on page 17.

             (2) Exhibits - The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K. See Index on page 37.

         (b) Reports on Form 8-K:

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirement of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             C2, Inc.

Date:        March 4, 2002                   By: /s/ William T. Donovan
                                             -----------------------------------
                                             William T. Donovan, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934 this 10-K report has been signed below on March 4, 2002 the following persons on behalf of the Registrant and in the capacity indicated.

                                          Signature


/s/ William T. Donovan                    President & Chief Executive Officer
------------------------------------      and a Director
William T. Donovan


/s/David J. Lubar                         Chairman and a Director
------------------------------------
David J. Lubar


/s/ Nicholas F. Brady                     Director
------------------------------------
Nicholas F. Brady


/s/ Sheldon B. Lubar                      Director
------------------------------------
Sheldon B. Lubar


/s/ William H. Lacy                       Director
------------------------------------
William H. Lacy


/s/ John A. Becker                        Director
------------------------------------
John A. Becker


/s/ Betty J. White                        Treasurer, Controller and Assistant
------------------------------------      Secretary
Betty J. White

                                    C2, INC.


                              FINANCIAL INFORMATION


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2001

                                    C2, INC.
                         INDEX TO FINANCIAL INFORMATION


                                                                                                    Page No.
                                                                                                    --------


Report of Independent Public Accountants................................................................18

C2, Inc. Consolidated Balance Sheets as of December 31, 2001 and 2000...................................19

C2, Inc. Consolidated Statements of Income for the years ended
  December 31, 2001, 2000 and 1999......................................................................20

C2, Inc. Consolidated Statements of Shareholders' Equity
  For the years ended December 31, 2001, 2000 and 1999..................................................21

C2, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999................................................................22

Notes to Consolidated Financial Statements..............................................................23

Selected Financial Data.................................................................................35


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of C2, Inc.:

We have audited the accompanying consolidated balance sheets of C2, Inc. and subsidiaries (a Wisconsin Corporation) as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C2, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP





Milwaukee, Wisconsin
February 8, 2002

                            C2, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000




                                                                                 2001                     2000
                                                                         ---------------------     --------------------

ASSETS:
Current Assets:
    Cash and cash equivalents                                               $     2,539,000           $     2,294,000
    Accounts receivable, net                                                     22,525,000                21,701,000
    Inventories                                                                   9,640,000                 8,575,000
    Prepaids and other assets                                                     4,709,000                 3,630,000
                                                                         ---------------------     --------------------
        Total current assets                                                     39,413,000                36,200,000
                                                                         ---------------------     --------------------

Long-Term Assets:
    Property, plant and equipment, net                                           73,079,000                76,567,000
    Goodwill, net                                                                14,482,000                15,579,000
    Other assets                                                                  1,777,000                 1,554,000
                                                                         ---------------------     --------------------
        Total long-term assets                                                   89,338,000                93,700,000
                                                                         ---------------------     --------------------

        Total assets                                                           $128,751,000              $129,900,000
                                                                         =====================     ====================


LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
    Current maturities of long-term debt                                     $    3,167,000           $       500,000
    Line of credit                                                                1,163,000                10,830,000
    Accounts payable                                                             14,181,000                12,873,000
    Accrued liabilities                                                          12,978,000                10,631,000
                                                                         ---------------------     --------------------
        Total current liabilities                                                31,489,000                34,834,000
                                                                         ---------------------     --------------------

Long-Term Liabilities:
    Long-term debt, less current maturities                                      66,272,000                65,713,000
    Other liabilities                                                             2,334,000                 1,853,000
                                                                         ---------------------     --------------------
        Total long-term liabilities                                              68,606,000                67,566,000
                                                                         ---------------------     --------------------
        Total liabilities                                                       100,095,000               102,400,000
                                                                         ---------------------     --------------------

SHAREHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share                                         --                       --
         10,000,000 shares authorized, none issued or outstanding
    Common stock, par value $.01 per share; 50,000,000 shares
        authorized, 5,206,064 shares issued                                          52,000                    52,000
     Additional paid-in capital                                                  20,371,000                20,371,000
     Treasury stock at cost (124,200 shares)                                       (578,000)                 (578,000)
     Accumulated other comprehensive income                                         344,000                    --
     Retained earnings                                                            8,467,000                 7,655,000
                                                                         ---------------------     --------------------
Total shareholders' equity                                                       28,656,000                27,500,000
                                                                         ---------------------     --------------------
                                                                               $128,751,000              $129,900,000
                                                                         =====================     ====================



                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                      2001                 2000                   1999
                                                              -------------------   --------------------    ------------------
Revenues:
    Logistics Services                                           $ 147,663,000         $ 113,376,000         $  96,132,000
    Product Sales                                                   64,782,000            70,074,000            49,544,000
                                                                 -------------         -------------         -------------
                                                                   212,445,000           183,450,000           145,676,000
                                                                 -------------         -------------         -------------
Costs and Expenses:
    Logistics Expenses                                             129,749,000            94,870,000            77,443,000
    Cost of Product Sales                                           51,623,000            53,909,000            38,583,000
    Depreciation and Amortization                                    8,153,000             7,895,000             7,519,000
    Selling, General and Administrative                             15,425,000            15,623,000            13,087,000
                                                                 -------------         -------------         -------------
                                                                   204,950,000           172,297,000           136,632,000
                                                                 -------------         -------------         -------------
       Earnings from Operations                                      7,495,000            11,153,000             9,044,000

Other Income (Expense):
    Interest Expense, net                                           (5,051,000)           (5,899,000)           (4,644,000)
    Merger-Related Expenses                                                 --                    --              (343,000)
    Other Income (Expense), net                                        (45,000)               58,000               (18,000)
                                                                 -------------         -------------         -------------
                                                                    (5,096,000)           (5,841,000)           (5,005,000)

Earnings before Income Taxes, Minority Interest
    and Extraordinary Item                                           2,399,000             5,312,000             4,039,000

Provision for Income Taxes                                           1,027,000             2,270,000             1,619,000
                                                                 -------------         -------------         -------------

Net Earnings before Minority Interest and
    Extraordinary Item                                               1,372,000             3,042,000             2,420,000

Minority Interest                                                      560,000             1,047,000             1,012,000
                                                                 -------------         -------------         -------------

Net Earnings before Extraordinary Item                                 812,000             1,995,000             1,408,000

Extraordinary Item, net of Tax and Minority Interest                        --                    --               153,000
                                                                 -------------         -------------         -------------

Net Earnings                                                     $     812,000         $   1,995,000         $   1,255,000
                                                                 =============         =============         =============

Basic Earnings per Share before Extraordinary Item               $        0.16         $        0.39         $        0.27
                                                                 =============         =============         =============

Basic Earnings per share                                         $        0.16         $        0.39         $        0.24
                                                                 =============         =============         =============

Diluted Earnings per Share before Extraordinary Item             $        0.16         $        0.38         $        0.27
                                                                 =============         =============         =============

Diluted Earnings per Share                                       $        0.16         $        0.38         $        0.24
                                                                 =============         =============         =============

                See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                 Accumulated                    Current
                                                         Additional              Other                          Year
($000)                            Common       Treasury  Paid-In     Retained    Comprehensive      Members     Comprehensive
                                  Stock        Stock     Capital     Earnings    Income             Equity      Income (Loss)
                                  ---------------------------------------------- -----------------------------  -----------------
Balance December 31, 1998             --         --           --          --         --          $   35,457               --

Distribution to Christiana            --         --           --          --         --             (13,312)              --

Sale of Common Stock              $   52         --      $20,358          --         --                  --               --

Adjustments Related
     to the Acquisition of            --         --           --     $ 4,405         --             (22,145)              --
     Total Logistic Control

Net Earnings                          --         --           --       1,255         --                  --       $    1,255
                                                                                                                  ---------------

Total Comprehensive Income            --         --           --          --         --                  --       $    1,255
                                  ----------------------------------------------------------------------------    ===============

Balance, December 31, 1999            52         --       20,358       5,660         --                  --               --

Purchase of Treasury Stock            --     $ (578)          --          --         --                  --               --

Exercise Stock Options                --         --           13          --         --                  --               --

Net Earnings                          --         --           --       1,995         --                  --       $    1,995
                                                                                                                  ---------------

Total Comprehensive Income            --         --           --          --         --                  --       $    1,995
                                  ----------------------------------------------------------------------------    ===============

Balance, December 31, 2000            52       (578)      20,371       7,655         --                  --

Unrealized Gains on Interest          --         --           --          --      $ 344                  --       $      344
   Rate Swaps

Net Earnings                          --         --           --         812         --                  --              812
                                                                                                                  ---------------

Total Comprehensive Income            --         --           --          --         --                  --
                                                                                                                  $    1,156
                                                                                                                  ===============

                                  ----------------------------------------------------------------------------
Balance, December 31, 2001        $   52     $ (578)     $20,371     $ 8,467      $ 344                  --
                                  ============================================================================




                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                             2001               2000               1999
                                                                       ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                             $    812,000        $  1,995,000        $  1,255,000
Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
    Depreciation and amortization                                         8,153,000           7,895,000           7,519,000
    Gain on disposal of assets                                              (90,000)           (139,000)            (64,000)
    Minority interest in income of subsidiaries                             560,000           1,047,000             944,000
    Deferred income tax provision                                          (122,000)            915,000            (728,000)
Changes in Assets and Liabilities:
     (Increase) in accounts receivable                                     (824,000)         (3,685,000)         (6,688,000)
     (Increase) in inventories                                           (1,065,000)         (2,147,000)         (4,082,000)
     (Increase) decrease in prepaids and other assets                      (535,000)         (1,703,000)          2,407,000
     Increase in accounts payable and accrued liabilities                 3,777,000           4,391,000           3,811,000
                                                                       ------------        ------------        ------------
        Net cash provided by operating activities                        10,666,000           8,569,000           4,374,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                            (4,377,000)         (9,845,000)         (7,435,000)
     Businesses acquired, net of cash received                                   --          (8,284,000)        (13,089,000)
     Proceeds from sale of fixed assets                                     397,000             562,000             908,000
                                                                       ------------        ------------        ------------
        Net cash used in investing activities                            (3,980,000)        (17,567,000)        (19,616,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of stock                                                  --              13,000          20,410,000
    Borrowings on line of credit, net                                    (9,667,000)          8,060,000           2,769,000
    Proceeds from issuance of long-term debt                              7,128,000                  --          18,276,000
    Payment of amounts due to Christiana                                         --                  --          (3,000,000)
    Payment of long-term debt                                            (3,902,000)           (775,000)         (4,823,000)
    Purchase of treasury stock                                                   --            (578,000)                 --
    Distribution for income taxes                                                --            (381,000)           (134,000)
    Distribution to Christiana related to merger agreement                       --                  --         (13,312,000)
                                                                       ------------        ------------        ------------
        Net cash (used in) provided by financing activities              (6,441,000)          6,339,000          20,186,000
                                                                       ------------        ------------        ------------

NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                                    245,000          (2,659,000)          4,944,000

BEGINNING CASH AND CASH EQUIVALENTS                                       2,294,000           4,953,000               9,000
                                                                       ------------        ------------        ------------

ENDING CASH AND CASH EQUIVALENTS                                       $  2,539,000        $  2,294,000        $  4,953,000
                                                                       ============        ============        ============

Supplemental Disclosures of Cash Flow Information
    Interest paid                                                      $  4,962,000        $  5,977,000        $  4,791,000
    Amounts paid for income taxes                                      $  1,506,000        $  3,924,000        $  1,922,000



                See notes to consolidated financial statements.

C2, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS: C2 is a Milwaukee-based public company principally engaged in third-party integrated logistic and facility management services and equipment manufacturing. C2, Inc.'s operating units include Total Logistic Control, LLC, a provider of refrigerated and non-refrigerated third-party integrated logistic and facility management services, and Zero Zone, Inc., a manufacturer of refrigerated and freezer display cases used in grocery, convenience and drug store chains for retail merchandising of food, beverage and floral products.

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

CONCENTRATION OF CREDIT RISK: In 2001 and 2000, two customers represented approximately 31.7 percent and 27.5 percent, respectively of total consolidated revenues. In 1999, one customer represented 16% of total consolidated revenues.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of C2, Inc. and its subsidiaries, Total Logistic Control, LLC and Zero Zone, Inc. All material intercompany transactions have been eliminated in consolidation.

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

On September 30, 2000, C2, Inc. purchased the remaining 33.3 percent of TLC for $8,284,000. As of September 30, 2000, TLC was a wholly-owned subsidiary of C2, Inc. The premium over the carrying value of minority interest was $992,000 all of which was allocated to TLC's fixed assets.

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

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of cash and U.S. Treasury securities having a maturity within three months of year end.

ACCOUNTS RECEIVABLE: Accounts receivable are presented net of an allowance for uncollectible accounts of $468,000 and $415,000 at December 31, 2001 and 2000, respectively. The provision for bad debts was $90,000, $110,000, and $82,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

INVENTORIES: Inventories at TLC consist of repair parts and commodities and other food products held for distribution under an exclusive logistic contract. These items are carried at their lower of FIFO (first-in, first-out) cost or market value. At Zero Zone, inventories are stated at the lower of FIFO cost or market value and include materials, labor and manufacturing overhead. As of December 31, 2001 and 2000, inventories are comprised of the following:

                                                                                     2001                2000
                                                                               -----------------    ----------------
Repair parts                                                                   $     108,000        $     130,000
Commodities and other                                                              3,207,000            2,377,000
Raw materials and work in process                                                  3,780,000            3,292,000
Finished goods                                                                     2,545,000            2,776,000
                                                                               -----------------    ----------------
                                                                               $   9,640,000        $   8,575,000
                                                                               =================    ================

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

                                                            AT DECEMBER 31,
                                              --------------------------------------------         ESTIMATED
                                                     2001                    2000                USEFUL LIVES
                                              --------------------    --------------------    --------------------
Land                                            $    4,665,000          $    4,665,000                      --
Machinery and equipment                             37,483,000              36,386,000               3-7 years
Buildings and improvements                          80,152,000              78,504,000             30-40 years
Construction in progress                               610,000                 501,000                      --
                                              --------------------    --------------------
                                                   122,910,000             120,056,000
Less:  Accumulated depreciation                    (49,831,000)            (43,489,000)
                                              --------------------    --------------------
                                                $   73,079,000          $   76,567,000
                                              ====================    ====================

ACCRUED LIABILITIES:  The major components of accrued liabilities are:

                                                                        At December 31,
                                                        -------------------------------------------------
                                                                 2001                         2000
                                                        ------------------------      -------------------
     Deferred revenue                                       $         2,088,000          $       600,000
     Other                                                           10,890,000               10,031,000
                                                        ------------------------      -------------------
                                                            $        12,978,000          $    10,631,000
                                                        ========================      ===================

Deferred revenue arises as handling revenue is billed on the front end when product is received at a warehouse. Revenue is fully earned when the product is delivered out of the warehouse. The portion related to handling when the product leaves the warehouse is treated as deferred revenue and recognized when the product is shipped.

GOODWILL: Goodwill has been amortized on a straight-line basis over 40 years ($537,000 in 2001, $537,000 in 2000 and $469,000 in 1999, respectively). The accumulated amortization at December 31, 2001 and 2000 was $2,301,000 and $1,764,000, respectively. C2, Inc. continually evaluates whether events and circumstances have occurred that indicate the remaining useful life may warrant revision or that the remaining balance of goodwill may not be recoverable. C2, Inc. evaluates for possible impairment using an estimate of future discounted cash flows to measure whether the goodwill is impaired. If impaired, a loss is recognized for the amount by which the carrying value exceeds the fair value. No amounts were deemed impaired.

In June 2001, the FASB issued FAS Nos. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 31, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to periodic impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The statement also requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill.

Effective January 1, 2002, all amortization expense on goodwill and intangible assets with indefinite lives ceased. The Company anticipates that the application of the nonamortization provisions will increase annual net income by approximately $537,000, or $0.11 per share as compared to 2001. During the first quarter of 2002, the Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. No amounts were deemed impaired.

EXTRAORDINARY ITEM: During the third quarter of 1999, Zero Zone completed a refinancing of its senior debt which entailed the issuance of both non-taxable and taxable industrial revenue bonds and an increase in its bank credit facility. A pretax extraordinary charge of $362,000 related to the debt refinancing was incurred during that quarter. The charge to C2, Inc. was $153,000, net of tax and minority interest.

PRO FORMA RESULTS: C2, Inc was organized to acquire 66.7 percent of Total Logistic Control, LLC in connection with a merger transaction between Christiana and Weatherford completed on February 8, 1999. On March 12, 1999, C2, Inc. acquired 70.6 percent of Zero Zone, Inc. On September 30, 2000, C2, Inc. acquired the remaining 33.3 percent of TLC. The consolidated financial statements for the year ended December 31, 1999 reflect the results of TLC from January 1, 1999 and of Zero Zone from March 12, 1999. Because the controlling ownership of TLC is deemed to be substantially the same before and after its acquisition by C2, Inc., historical financial statements for the year ended December 31, 1999 presents the results of operations of TLC, without regard to minority interest or capital structure changes. The following unaudited pro forma results of operations have been prepared assuming these acquisitions had occurred on January 1, 1999. This pro forma information is not necessarily indicative of those results of operations that would have occurred had the acquisitions been made on those dates, or of results which may occur in the future.

             PRO FORMA OPERATING RESULTS                                              (UNAUDITED)
                                                                                    AT DECEMBER 31,
                                                                      --------------------------------------------
                                                                             2000                    1999
                                                                      --------------------    --------------------
Revenues                                                                  $183,450,000            $151,540,000
Earnings from operations                                                    11,054,000               9,531,000
Net earnings before extraordinary item                                       1,703,000               1,290,000
Extraordinary item                                                                  --                 153,000
Net earnings                                                                 1,703,000               1,137,000
Basic earnings per share before extraordinary item                                0.33                    0.25
Basic earnings per share                                                          0.33                    0.22
Diluted earnings per share before extraordinary item                              0.32                    0.24
Diluted earnings per share                                                        0.32                    0.21

EARNINGS PER SHARE: Following is a reconciliation of basic and diluted earnings per share for the years ended December 31, 2001, 2000, and 1999.

                                                                      YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------------
                                                       2001                    2000                    1999
                                                --------------------    --------------------    --------------------
Basic Earnings per Share:
Net earnings available to common
    shareholders before extraordinary
     item                                          $  812,000                 $1,995,000             $1,408,000
Net earnings available to common
    shareholders                                   $  812,000                 $1,995,000             $1,255,000
Average shares of common stock
    outstanding                                     5,081,864                  5,106,043              5,202,664

Basic earnings per share before
    extraordinary item                             $     0.16                 $     0.39             $     0.27

Basic earnings per share                           $     0.16                 $     0.39             $     0.24

Diluted Earnings per Share:
Average shares of common stock
    outstanding                                     5,081,864                  5,106,043              5,202,664
Incremental common shares applicable
    to common stock options                           137,569                    160,746                109,807
                                                   ----------                 ----------             ----------
Average common shares assuming full
    dilution                                        5,219,433                  5,266,789              5,312,471

Diluted earnings per share before
    extraordinary item                             $     0.16                 $     0.38             $     0.27

Diluted earnings per share                         $     0.16                 $     0.38             $     0.24


At December 31, 2001, options to purchase 50,000 shares were not included in the above calculation because the exercise price exceeded the average market price.

ADVERTISING COSTS: The Company expenses advertising costs as incurred. Total advertising expense was $222,000, $505,000 and $426,000 for 2001, 2000 and 1999,
respectively. Advertising costs are charged to selling, general and administrative expenses.

LONG-LIVED ASSETS: The Company continually evaluates whether events and circumstances have occurred that may indicate the remaining useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of discounted future cash flows over the remaining life of the long-lived assets to measure whether the long-lived assets are impaired. If impaired, a loss is recognized for the amount by which the carrying value exceeds the fair value.

In August 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards ("FAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." This statement established a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. The statement supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends the accounting and reporting provisions of Accounting Principals Board Opinion No. 30 related to the disposal of a segment of a business. The statement is effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect that the adoption of the standard will have on its financial position and results of operations.

OTHER ASSETS: Other assets represent primarily deferred charges and cash surrender value of officer's life insurance.

RECLASSIFICATIONS: Certain reclassifications have been made in the 2000 and 1999 statements to conform with 2001 presentation.

B. RELATED PARTY TRANSACTIONS:

The Company's headquarters shares offices with Lubar & Co. Incorporated. The office building in which C2, Inc. is headquartered is owned by 700 North Water LLC which is owned by Sheldon B. Lubar, David J. Lubar, the Lubar Family (90 percent) and William T. Donovan (5 percent). Sheldon B. Lubar and David J. Lubar are officers and directors of Lubar & Co. Incorporated, and each own 50 percent of its stock. The Company pays its pro rata share of the rent, utilities and other expenses of these premises (approximately $7,000 per month). A total of $78,000 was paid in 2001. Certain officers and employees of C2, Inc. also provide services to Lubar & Co. Incorporated. An allocation of compensation for services is based on time spent on the respective entity and is periodically reviewed.

In 2000 and 1999 TLC made contractual distributions to Christiana for income taxes of $381,000 and $134,000. Also during 1999, TLC made distributions related to dividends, note retirements and interest to Christiana of $13,312,000. These distributions to Christiana are reflected as reductions to Members' Equity in 1999.

C. INDEBTEDNESS:

The following is a summary of long term indebtedness as of December 31:

                                                             2001                   2000
                                                       ------------------    -------------------
Revolving credit agreement                                 $33,000,000           $53,300,000
Term loan                                                   24,083,000                    --
Bonds payable                                                8,420,000             8,920,000
Subordinated notes                                           3,936,000             3,993,000
                                                       ------------------    -------------------
                                                            69,439,000            66,213,000
Less:  Current portion of long-term debt                    (3,167,000)             (500,000)
                                                       ------------------    -------------------
                                                           $66,272,000           $65,713,000
                                                       ==================    ===================

On June 8, 2001, TLC entered into an amended and restated credit agreement with its bank group. The new credit facilities include a $40 million, 5-year reducing revolving credit agreement and a $25 million, 5-year term loan. Both facilities are secured by liens or security interests on substantially all of the assets of TLC and mortgages on its real estate. The revolving credit facility steps down $2 million per year beginning July 1, 2002, with a final maturity of $32 million on June 30, 2006. The term loan amortizes

$416,666 per quarter commencing September 30, 2001, with a final payment of $17,083,346 due on June 30, 2006. At December 31, 2001, outstandings under these facilities totaled $57,083,000. The interest rate on these facilities are LIBOR or prime rate based, at TLC's option, and vary pursuant to a pricing grid based on the ratio of TLC's funded debt to EBITDA, as defined in the credit agreement. At December 31, 2001, borrowings under these facilities carried an average interest rate of LIBOR plus 3 percent, or 5.92 percent. As of December 31, 2001, TLC was in compliance with all required covenants.

On September 28, 2001, TLC entered into two Interest Rate Swap agreements ("Swaps") which effectively fixed the interest rate payable by TLC on (a) $5,000,000 of outstanding debt for the period to October 2, 2004, and (b) $5,000,000 of outstanding debt for the period to June 30, 2006. The effective interest rate for each Swap was fixed at 3.92 percent and 4.47 percent, respectively, plus the LIBOR spread which is subject to reduction based on TLC's leverage ratio, as defined. At December 31, 2001, the fixed interest rates for the underlying principal under the Swap transactions were 6.92 percent and 7.47 percent, respectively.

On October 31, 2001, TLC entered into two more Swaps which effectively fixed the interest rate payable by TLC on (a) $5,000,000 of outstanding debt for the period to November 2, 2004 , and (b) $5,000,000 of outstanding debt through June 30, 2006. The effective interest rate for each Swap was fixed at 4.3175 percent and 3.6725 percent, respectively, plus the LIBOR spread which is subject to reduction based on TLC's leverage ratio, as defined. At December 31, 2001, the fixed interest rates for the underlying principal under the Swap transactions were 7.3175 percent and 6.6725 percent, respectively.

At TLC, the unrealized appreciation on these Swap transactions at December 31, 2001 was $231,000, which was recorded as a separate component of equity in other comprehensive income.

On August 31, 1999, Zero Zone completed new financing facilities with a major commercial bank. The facilities include:

     - A revolving line of credit in the amount of $7,500,000. Interest on this line is at LIBOR or Prime based at the Company's option plus an amount that varies determined by the ratio of senior funded debt to EBITDA. At December 31, 2001, the interest rate was 3.644 percent. Outstanding borrowings under this facility at December 31, 2001 and 2000 were $1,163,000 and $3,830,000, respectively. Zero Zone's revolving credit requires the Company maintain a defined level of net worth and debt service coverage computed quarterly. Zero Zone was in compliance with all covenants at December 31, 2001 and 2000.

     - A tax exempt Industrial Revenue Bond in the amount of $3,420,000. This bond has a 20-year life with no annual principal amortization. Interest is reset weekly and at December 31, 2001, it was 1.8 percent.

     - A taxable Industrial Revenue Bond in the Amount of $5,000,000. This bond has annual payments of $500,000 commencing September 1, 2000 with a final payment due September 1, 2011. The effective life of this bond is 12 years. Interest is reset weekly and at December 31, 2001, was 2.1 percent.

     - Both Industrial Revenue Bonds are secured by letters of credit issued by a major commercial bank and are secured by its assets.

     - Subordinated notes in the amount of $2,350,000 payable to former shareholders of Zero Zone. These notes are payable $1,000,000 per year, commencing in March 2002 with a final maturity of $350,000, payable March 2004. Interest on these notes is 8 percent.

     - Capital notes in the amount of $3,000,000, payable to existing shareholders of Zero Zone. These notes are payable in three equal installments beginning December 31, 2005. Interest on these notes is 8.5 percent of which 3.4 percent is payable in cash and 5.1 percent accrues as Payable in Kind (PIK) notes.

     - At December 31, 2001, Zero Zone has subordinated PIK notes totaling $458,000, which accrue interest at 8.5 percent. These notes are payable on demand after March 12, 2004.

On November 2, 2001, Zero Zone entered into an Interest Rate Swap Agreement with a major commercial bank. This agreement effectively fixes the interest rate payable on the taxable Industrial Revenue Bond in the amount of $5,000,000 at
4.53 percent until August 1, 2011. At December 31, 2001, this Swap transaction had unrealized appreciation of $113,000.

C2, Inc. has a $15,000,000 unsecured line of credit, renewable annually. Borrowings under this line bear interest at either LIBOR plus 150 basis points, or prime at the Company's option. No compensating balances are required under the terms of this credit facility. There were no outstanding borrowings under this line at December 31, 2001.

    As of December 31, 2001, the future maturities of consolidated indebtedness are as follows:

               2002                       $      3,167,000
               2003                              3,167,000
               2004                              2,517,000
               2005                              4,167,000
               2006                             50,915,000
               Thereafter                        5,506,000

At December 31, 2001, the fair value of the long-term debt was not materially different from the carrying value.

D. INCOME TAXES:

The tax provision recorded by C2, Inc. for 2001, 2000 and 1999 represents taxes booked at the C2, Inc. level for corporate activity, operations related to Zero Zone and its share of TLC income.

The summary of the provision for income taxes is as follows:

                                                  YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------------
                                        2001               2000                1999
                                   ----------------   ----------------    ---------------
                   Current:
                      Federal      $    (511,000)      $      846,000      $    1,961,000
                      State              (90,000)             124,000             277,000
                      Deferred         1,628,000            1,300,000            (619,000)
                                   -----------------   -----------------   ----------------
                                   $   1,027,000       $    2,270,000      $    1,619,000
                                   =================   =================   ================


The components of deferred income taxes are:

                                                                   AT DECEMBER 31,
                                                     -----------------------------------------
                                                            2001                  2000
                                                     -------------------   -------------------
Deferred Tax Assets:
    NOL carry forward                                   $    850,000                    --
    AMT credit carry forward                                 323,000                    --
   Compensation related accruals                             929,000           $   527,000
   Bad debt reserve                                          159,000                77,000
   Other                                                     434,000               463,000
                                                     -------------------   -------------------
   Total Deferred Tax Assets                            $  2,695,000           $ 1,067,000
                                                     -------------------   -------------------
     (Included in Prepaids and other assets)

Deferred Tax Liabilities:
   Tax Over Book Depreciation                           $  1,910,000           $ 1,254,000
                                                     -------------------   -------------------
           (Included in Other liabilities)

Net Deferred Tax Asset (Liability)                      $    785,000           $  (187,000)
                                                     ===================   ===================

The net operating loss carry forward will expire in 20 years. The alternative minimum tax credit carry forward has an indefinite term. No valuation reserves were deemed necessary for these carry forwards.

A reconciliation of the statutory Federal income tax rate for years ended December 31, 2001 and 2000 are as follows:

                                                                              AT DECEMBER 31,
                                                                     ----------------------------------
                                                                          2001                2000
                                                                     ---------------     --------------
Statutory Federal income tax rate                                         34%                 34%
Increase in taxes resulting from state income tax, net                     6%                  6%
Non-deductible goodwill amortization                                       4%                  4%
Other, net                                                                (2)%                (1)%
                                                                     ---------------     --------------
                                                                          42%                 43%
                                                                     ===============     ==============

E. STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS:

In 1999 the Company adopted a stock option and stock appreciation plan and has 520,000 shares of its common stock reserved for issuance under a stock option plan, which permits the granting of options as well as appreciation rights and awards. Options are granted at market values and vest ratably over one to five years. At December 31, 2001, 187,200 options were exercisable. No appreciation rights have been granted. The following table summarizes information concerning outstanding and exercisable options at December 31, 2001.

     Year of               No. of             Exercise          Vesting            Vested at
      Grant               Options              Price          Period (yrs)          12/31/01
------------------------------------------------------------------------------------------------
       1999                   331,000           $    4.00          5                    132,400
       2000                    12,000                5.00          5                      2,400
       2000                    12,000                5.25          5                      2,400
       2001                    50,000                7.25      Immediate                 50,000
                       ---------------                                           ---------------

                              405,000                                                   187,200
                       ===============                                           ===============

The weighted-average exercise price of total stock options outstanding at December 31, 2001 was $4.47 per share. Additionally, the weighted average remaining contractual life in years of stock options outstanding at December 31, 2001 was 8.0 years.

Changes in stock options outstanding are summarized as follows:

                                                                      NUMBER OF        EXERCISE PRICE
                                                                       OPTIONS           PER OPTION
                                                                     -------------    -----------------
Options granted in 1999                                                 348,000        $      4.00
Balance December 31, 1999                                               348,000                 --
     Options granted                                                     12,000               5.00
     Options granted                                                     12,000               5.25
     Options cancelled                                                  (13,600)             (4.00)
     Options exercised                                                   (3,400)             (4.00)
                                                                     -------------
Balance December 31, 2000                                               355,000
     Options granted                                                     50,000               7.25
                                                                     -------------
Balance December 31, 2001                                               405,000
                                                                     =============



Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method as provided therein. The fair value of each option is estimated on the date of the grant using an option pricing model with the following weighted-average assumptions used for options issued in 2001, 2000 and 1999: risk-free interest rate of 6.5 percent, expected remaining life of 1 to 5 years depending on the terms of the options granted, expected volatility of 57.6 percent, and no expected dividends; for options issued in 2000 the expected volatility is 83.6 percent; for options issued in 2001 the expected volatility is 66.1 percent. The weighted average fair value of options granted in 2001 was $2.05.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period of 1 to 5 years. Set forth below is a summary of the Company's net earnings and earnings per share as reported and pro forma, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

                                            December 31, 2001                            December 31, 2000
                                   ------------------------------------        ---------------------------------------
                                     As Reported          Pro Forma                As Reported           Pro Forma
                                   ---------------    -----------------        ------------------    -----------------
Net earnings                       $   812,000        $     529,000            $    1,995,000        $    1,855,000
Basic earnings per share           $      0.16        $        0.10            $         0.39        $         0.36


The Company has 401(k) plans covering substantially all of its employees. The costs under these plans have not been material. The Company does not provide post-employment medical or life insurance benefits.

F. COMMITMENTS:

TLC and Zero Zone have operating leases for warehouse and office facilities and transportation equipment. Rental expense under these leases was $10,775,000, $9,098,000 and $6,606,000 in 2001, 2000 and 1999, respectively. At December 31,
2001, future minimum lease payments under noncancellable operating leases are as follows:

                         2002                     $8,358,000
                         2003                      7,090,000
                         2004                      5,299,000
                         2005                      4,196,000
                         2006                      3,819,000
                       Thereafter                  5,708,000

G. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES:

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. Prior to 2001, there were no derivative financial instruments outstanding. As of December 31, 2001, interest rate swaps are the only derivative financial instruments held by the Company. These interest rate swaps were put into place during 2001 in an effort to manage certain interest rate risks. The interest rate swaps, designated as cash flow hedging relationships, were entered in an effort to mitigate the risk of rising interest rates in future periods by converting certain floating rate debt instruments into fixed rate debt. As these interest rate swaps are deemed to be effective, gains and losses on these instruments are deferred in other comprehensive income and recognized in interest expense over the period in which the Company accrues interest expense on the related debt instruments. See Note C.

H.  SEGMENT INFORMATION:

Prior to 2000 C2, Inc. divided its operations into three discrete segments - warehousing services, logistic services and product sales. In recent years C2, Inc.'s subsidiary, TLC, has operated increasingly as a fully integrated logistic service provider which has resulted in a change in the composition of its reportable segments in conformance with SFAS No. 131. TLC's integrated logistic services include providing warehousing, transportation, distribution services, packaging and food processing and facility management services. C2, Inc. now presents its operations in two segments, logistic services and product sales. Product sales includes the purchase for resale of certain food products by TLC and open and glass-door refrigerated and frozen display cases manufactured and sold by Zero Zone. Products within this segment are sold primarily to grocery, municipal school districts, convenience and drug store chains throughout the United States. These operating segments are determined based upon the primary services and product lines provided to customers. These operating segments are restated for fiscal 1999 to conform with the changes in segment composition for 2000.

The accounting policies used by C2, Inc.'s business segments are the same accounting policies used in the preparation of its financial statements. Segment profit is revenues less direct and allocable operating expenses and selling, general and administrative expenses. Corporate items include interest income, amortization expense, selling, general and administrative expenses, other income/expense and income taxes at the corporate level only. All TLC depreciation and amortization has been included as a component of logistic services segment profit. Corporate assets are principally cash and cash equivalents, selected goodwill, prepaid items and certain non-operating fixed assets. Corporate capital expenditures consist primarily of computer equipment and software.

Financial information by business segment is as follows:

                                               Logistic           Product
                                               Services            Sales          Corporate              Total
                                           ---------------------------------------------------------------------------
2001
Revenues                                      $ 147,663,000     $  64,782,000    $         --         $ 212,445,000
Interest expense                                  4,138,000           935,000         203,000             5,276,000
Segment net earnings                                326,000           805,000        (319,000)              812,000
Total assets                                     96,745,000        22,167,000       9,839,000           128,751,000
Capital expenditures                              3,600,000           763,000          14,000             4,377,000
Depreciation and amortization                     6,933,000         1,206,000          14,000             8,153,000

2000
Revenues                                      $ 113,376,000     $  70,074,000    $         --         $ 183,450,000
Interest expense                                  4,814,000         1,128,000         148,000             6,090,000
Segment net earnings                                264,000         1,997,000        (266,000)            1,995,000
Total assets                                     94,582,000        25,094,000      10,224,000           129,900,000
Capital expenditures                              8,200,000         1,632,000          13,000             9,845,000
Depreciation and amortization                     7,142,000           741,000          12,000             7,895,000

1999
Revenues                                      $  96,132,000     $  49,544,000              --         $ 145,676,000
Interest expense                                  3,885,000         1,070,000              --             4,955,000
Extraordinary item, net                                  --           153,000              --               153,000
Segment net earnings                                (22,000)        1,384,000        (107,000)            1,255,000
Total assets                                     90,606,000        27,113,000       5,908,000           123,627,000
Capital expenditures                              5,899,000         1,531,000           5,000             7,435,000
Depreciation and amortization                     6,760,000           759,000              --             7,519,000

I.  SUBSEQUENT EVENTS:

On February 5, 2002, Zero Zone acquired the assets and assumed certain liabilities of Systematic Refrigeration, Inc. Additional consideration is contingent upon Systematic achieving certain future performance targets through 2006. Systematic, located in Ramsey, Minnesota, is a supplier of refrigeration systems to the retail grocery industry and various industrial markets. Systematic is an independent producer of refrigeration systems with annual revenues of approximately $10,000,000. The company will be operated under the trade name Zero Zone Refrigeration.

On January 8, 2002, Zero Zone entered into a second Interest Rate Swap Agreement with a major commercial bank. This agreement fixed the interest rate on the tax-exempt Industrial Revenue Bond in the amount of $3,420,000 at 4.135 percent until January 3, 2012.

C2, INC AND SUBSIDIARIES
QUARTERLY FINANCIAL INFORMATION (1)
(unaudited)

                                                                             QUARTER ENDED
                                      ------------------------------------------------------------------------------------------
                                           MARCH             JUNE            SEPTEMBER          DECEMBER            TOTAL
                                      ------------------------------------------------------------------------------------------
2001
Revenues                                 $ 48,930,000      $ 54,928,000      $ 52,862,000      $ 55,725,000      $212,445,000
Earnings from operations                    2,174,000         2,310,000         1,376,000         1,635,000         7,495,000
Earnings before taxes                         727,000         1,002,000           172,000           498,000         2,399,000
   and minority interest
Net earnings                                  282,000           307,000             3,000           220,000           812,000
Basic earnings per share                         0.06              0.06              0.00              0.04              0.16
Diluted earnings per share                       0.05              0.06              0.00              0.04              0.16(1)


2000
Revenues                                 $ 46,507,000      $ 43,929,000      $ 45,081,000      $ 47,933,000      $183,450,000
Earnings from operations                    2,825,000         3,176,000         2,543,000         2,609,000        11,153,000
Earnings before taxes                       1,447,000         1,686,000         1,111,000         1,068,000         5,312,000
   and  minority interest
Net earnings                                  546,000           636,000           426,000           387,000         1,995,000
Basic earnings per share                         0.11              0.13              0.08              0.08              0.39(1)
Diluted earnings per share                       0.10              0.12              0.08              0.08              0.38


FIVE YEAR FINANCIAL INFORMATION (2)

                                                                       YEAR ENDED DECEMBER 31
                                      ------------------------------------------------------------------------------------------
                                            2001             2000              1999              1998               1997
                                      ------------------------------------------------------------------------------------------
Revenues                                $212,445,000     $183,450,000       $145,676,000     $ 90,610,000       $ 90,100,000

Net Earnings                                 812,000        1,995,000          1,255,000        4,375,000         13,571,000

Basic Earnings Per Share                        0.16             0.39               0.24             0.84               2.61

Total Assets                             128,751,000      129,900,000        123,627,000       87,061,000         89,434,000

Long-Term Liabilities                     68,606,000       67,566,000         67,432,000       38,607,000         36,967,000

Shareholders' Equity                      28,656,000       27,500,000         26,070,000       35,457,000         42,839,000


     (1)  Difference due to rounding.
     (2) The fiscal years ended December 31, 1998 and 1997 reflect the historical financial information of Christiana Companies, Inc. of which TLC was a part.

CORPORATE INFORMATION

DIRECTORS

John A. Becker
     Retired Vice Chairman & COO
     Firstar Corporation

Nicholas F. Brady
     Chairman
     Darby Overseas Investments, LTD.

William T. Donovan
     President & CEO
     C2, Inc.

William H. Lacy
     Retired Chairman & CEO
     MGIC Investment Corporation

David J. Lubar
     Chairman
     C2, Inc.

Sheldon B. Lubar
     Chairman
     Lubar & Co.

OFFICERS

William T. Donovan
     President and Chief Executive Officer

David J. Lubar
     Chairman

Oyvind Solvang
     Vice President
     Business Development

David E. Beckwith
     Secretary

 Betty J. White
      Treasurer, Controller and
      Assistant Secretary

 Gary R. Sarner
      Chief Executive Officer
      Total Logistic Control, LLC

 Jack Van der Ploeg
      Chief Executive Officer
      Zero Zone, Inc.

TRANSFER AGENT AND REGISTRAR
----------------------------
U.S. Bank, N.A. Corporate Trust Services
P.O. Box 2077
Milwaukee, Wisconsin 53201

CORPORATE HEADQUARTERS
----------------------
700 N. Water, Suite 1200
Milwaukee, WI 53202
Telephone: (414) 291-9000
Facsimile: (414) 291-9061

WEB SITE (www.C2-inc.com)
The C2, Inc. web site contains detailed company information, news releases, and print-formatted SEC-filing financials. To receive e-mails with C2 news releases, sign up via the Inquiry Section of the website.

EXCHANGE LISTING
C2, Inc. common stock trades on the Nasdaq Stock Market(R)under the symbol: CTOO

ANNUAL MEETING
C2, Inc. Annual Meeting of Shareholders will be held at 9:00 a.m. on April 23, 2002 at the Galleria Conference Room, 777 East Wisconsin Avenue, Milwaukee, Wisconsin.

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

          10.4 Asset Purchase Agreement dated September 5, 2000 between Total Logistic Control, LLC and the ProSource Group, Inc.

          10.5 Amendment of Asset Purchase Agreement dated September 5, 2000 between Total Logistic Control, LLC and the ProSource Group, Inc.

          21        Company's Subsidiaries.


          23        Consent of Arthur Andersen, LLP

          99 The Proxy Statement for the 2002 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the company's fiscal year. [Except to the extent specifically incorporated by reference, the Proxy Statement for the 2002 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K].