Form 10-Q
period 2002-03-31
C2 INC
filed 2002-05-13
CIK 1052102

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

 X                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2002

                                       OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from                to
                                       --------------    ---------------

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

         Yes   X                    No
             -----                     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value                                 5,081,864
----------------------------                       -----------------------------
         (Class)                                   (Outstanding at May 13, 2002)

Page 1 of 15 total pages                 No exhibits are filed with this report.

PART I - FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS
                            C2, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                             (UNAUDITED)             (AUDITED)
                                                                              MARCH 31,            DECEMBER 31,
                                                                                 2002                  2001
                                                                          -------------------    ------------------

ASSETS:
Current Assets:
    Cash and cash equivalents                                                $   2,250,000          $   2,539,000
    Accounts receivable, net                                                    29,080,000             22,525,000
    Inventories                                                                  9,639,000              9,640,000
    Prepaids and other                                                           6,058,000              4,709,000
                                                                          -------------------    ------------------
       Total Current Assets                                                     47,027,000             39,413,000
                                                                          -------------------    ------------------

Long-Term Assets:
    Fixed assets, net                                                           76,521,000             73,079,000
    Goodwill, net                                                               14,357,000             14,482,000
    Other assets                                                                 1,858,000              1,777,000
                                                                          -------------------    ------------------
       Total Long-Term Assets                                                   92,736,000             89,338,000
                                                                          -------------------    ------------------
                                                                              $139,763,000           $128,751,000
                                                                          ===================    ==================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
    Current maturities of long-term debt                                      $  2,194,000           $  3,167,000
    Line of credit                                                               4,539,000              1,163,000
    Accounts payable                                                            15,584,000             14,181,000
    Accrued liabilities                                                         15,279,000             12,978,000
                                                                          -------------------    ------------------
       Total Current Liabilities                                                37,596,000             31,489,000
                                                                          -------------------    ------------------

Long-Term Liabilities:
    Long-term debt                                                              70,242,000             66,272,000
    Other liabilities                                                            2,316,000              2,334,000
                                                                          -------------------    ------------------
       Total Long-Term Liabilities                                              72,558,000             68,606,000
                                                                          -------------------    ------------------
       Total Liabilities                                                       110,154,000            100,095,000
                                                                          -------------------    ------------------

Shareholders' Equity:
    Preferred stock, par value $.01 per share,                                          --                     --
       10,000,000 shares authorized, none issued or
       outstanding
    Common stock, par value $.01 per share;
       50,000,000 shares authorized, 5,206,064 issued                               52,000                 52,000
    Additional paid-in capital                                                  20,371,000             20,371,000
    Treasury stock, at cost                                                       (578,000)              (578,000)
    Accumulated other comprehensive income                                         544,000                344,000
    Retained earnings                                                            9,220,000              8,467,000
                                                                          -------------------    ------------------
       Total Shareholders' Equity                                               29,609,000             28,656,000
                                                                          -------------------    ------------------
                                                                              $139,763,000           $128,751,000
                                                                          ===================    ==================

                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                               -----------------------------------------
                                                                      2002                  2001
                                                               -------------------    ------------------

Revenues:
    Logistics services                                              $45,441,000            $32,294,000
    Product sales                                                    19,199,000             16,636,000
                                                               -------------------    ------------------
                                                                     64,640,000             48,930,000
                                                               -------------------    ------------------

Costs and Expenses:
    Logistic expenses                                                40,386,000             27,471,000
    Cost of product sales                                            15,582,000             13,237,000
    Depreciation and amortization                                     2,080,000              2,141,000
    Selling, general and administrative expenses                      3,960,000              3,907,000
                                                               -------------------    ------------------
                                                                     62,008,000             46,756,000
                                                               -------------------    ------------------

Earnings from operations                                              2,632,000              2,174,000

Other Income (Expense):
    Interest expense, net                                            (1,067,000)            (1,449,000)
    Other income (expense)                                             (110,000)                 2,000
                                                               ------------------- -- ------------------
                                                                     (1,177,000)            (1,447,000)
                                                               -------------------    ------------------

Earnings before income taxes
    and minority interest                                             1,455,000                727,000

Income tax provision                                                    577,000                325,000
                                                               -------------------    ------------------

Net earnings before minority interest                                   878,000                402,000

Minority interest                                                       125,000                120,000
                                                              -------------------    ------------------

Net earnings                                                   $        753,000       $        282,000
                                                               ===================    ==================

Basic net earnings per share                                   $           0.15       $           0.06
                                                               ===================    ==================

Diluted net earnings per share                                 $           0.14       $           0.05
                                                               ===================    ==================

Average number of shares outstanding                                  5,081,864              5,081,864
                                                               ===================    ==================

Diluted number of shares outstanding                                  5,232,428              5,229,795
                                                               ===================    ==================

                            C2, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                           Accumulated     Current
                                                                 Additional                Other           Year
($000)                                   Common      Treasury    Paid-In       Retained    Comprehensive   Comprehensive
                                         Stock       Stock       Capital       Earnings    Income          Income (Loss)
                                         ---------- ------------ ------------- ----------- --------------- -----------------
Balance, December 31, 2000               $    52      $  (578)      $20,371      $ 7,655         --

Unrealized Gains on Interest                --           --            --           --        $   344      $   344
   Rate Swaps

Net Earnings                                --           --            --            812         --            812
                                                                                                           -------

Total Comprehensive Income                  --           --            --           --           --
                                                                                                           $ 1,156
                                                                                                           =======

                                         ------------------------------------------------------------
Balance, December 31, 2001                    52         (578)       20,371        8,467          344

Unrealized Gains on Interest                                                                      200      $   200
   Rate Swaps

Net Earnings for the Three                                                           753                       753
                                                                                                           -------
   Months ended March 31, 2002

Total Comprehensive Income                                                                                 $   953
                                                                                                           =======


                                         ------------------------------------------------------------
Balance, March 31, 2002 (Unaudited)      $    52      $  (578)      $20,371      $ 9,220      $   544
                                         ============================================================





                 See notes to consolidated financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (unaudited)

                                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                       ---------------------------------------------
                                                                                               2002                     2001
                                                                                       ----------------------   --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                       $        753,000         $        282,000
        Adjustments to reconcile net earnings to net
        cash (used in) provided by operating activities:
          Depreciation and amortization                                                       2,080,000                2,141,000
          Gain on sale of fixed assets                                                          (59,000)                  (1,000)
          Minority interest in consolidated income of subsidiaries                              124,000                  121,000
     Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                                         (6,262,000)               2,049,000
          (Increase) decrease in other assets                                                   702,000               (1,117,000)
          Increase (decrease) in accounts payable and accrued liabilities                       883,000               (2,359,000)
                                                                                       ----------------------   --------------------

Net cash (used in) provided by operating activities                                          (1,779,000)               1,116,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                                (1,150,000)                (979,000)
     Proceeds from sale of assets                                                              (296,000)                  60,000
                                                                                       ----------------------   --------------------

        Net cash (used in) investing activities                                              (1,446,000)                (919,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on credit lines                                                            2,723,000                 (267,000)
    Net borrowings on notes and loans payable                                                   213,000                   11,000
                                                                                       ----------------------   --------------------

Net cash provided by (used in) financing activities                                           2,936,000                 (256,000)
                                                                                       ----------------------   --------------------

NET (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                                          (289,000)                 (59,000)

BEGINNING CASH AND CASH EQUIVALENTS, January 1                                                2,539,000                2,294,000
                                                                                       ----------------------   --------------------

ENDING CASH AND CASH EQUIVALENTS, March 31                                             $      2,250,000         $      2,235,000
                                                                                       ======================   ====================

Supplemental disclosures of cash flow information:
     Interest paid                                                                     $     1,135,000          $      1,557,000
     Income taxes paid                                                                 $       383,000          $        194,000


                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K.

In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three months ended March 31, 2002, are not necessarily indicative of results that may be expected for the year ending December 31, 2002.


NOTE 2 -- ACQUISITIONS


On February 5, 2002, Zero Zone acquired the assets and assumed certain liabilities of Systematic Refrigeration, Inc. Additional consideration is contingent upon Systematic achieving certain future performance targets through 2006. Systematic, located in Ramsey, Minnesota, is a supplier of refrigeration control systems to the retail grocery industry and various industrial markets. Systematic is an independent producer of refrigeration systems with annual revenues of approximately $10,000,000. The company will be operated under the trade name Zero Zone Refrigeration. The purchase price included cash of $250,000, acquisition expenses of $130,000, plus the assumption of liabilities of $5,830,000 and was allocated on a preliminary basis as follows:


                         Receivables            $  530,000
                         Inventory               1,240,000
                         Other Assets              390,000
                         PP&E                    4,050,000
                                            ----------------
                                                $6,210,000
                                            ================


NOTE 3 -- EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share for the quarters ended March 31, 2002 and 2001.



                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                   --------------------------------------
                                                                                         2002                 2001
                                                                                   -----------------    -----------------

Basic Earnings per Share:
    Net income available to common shareholders                                         $753,000             $282,000
    Average shares of common stock outstanding                                         5,081,864            5,081,864
                                                                                   -----------------    -----------------
    Basic earnings per share                                                               $0.15                $0.06
                                                                                   =================    =================

Diluted Earnings per Share:
    Average shares of common stock outstanding                                         5,081,864            5,081,864
    Incremental common shares applicable to common stock options                         150,564              147,931
                                                                                   -----------------    -----------------
    Average common shares assuming full dilution                                       5,232,428            5,229,795
                                                                                   -----------------    -----------------
    Diluted earnings per share                                                             $0.14                $0.05
                                                                                   =================    =================



NOTE 4 -- SEGMENT INFORMATION

C2, Inc. is divided into two discrete segments -- logistic services and product sales. C2, Inc.'s subsidiary, TLC, operates increasingly as a fully integrated third-party logistics provider. TLC's integrated logistic services includes providing warehousing, transportation operations, supply chain management, dedicated third-party facility and operations management, food distribution, fulfillment services for e-commerce applications, packaging and food processing. C2, Inc.'s operating segment product sales includes the purchase for resale of certain food products by TLC and open and glass-door refrigerated and frozen display cases manufactured and sold by Zero Zone. Products within this segment are sold primarily to grocery, municipal school districts, convenience and drug store chains through the United States. These operating segments are determined based upon the primary services and product lines provided to customers.

Financial information by business segment is as follows:

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                       -----------------------------------------
                                               2002                    2001
                                       ---------------------     ---------------

Revenues:
    Logistics Services                 $  45,441,000               $32,294,000
    Product Sales                         19,199,000                16,636,000
                                       ---------------------     ---------------
                                       $  64,640,000               $48,930,000
                                       =====================     ===============

Operating Earnings:
    Logistics Services                 $   1,622,000               $ 2,982,000
    Product Sales                          1,271,000                 1,080,000
    Corporate                               (261,000)               (1,888,000)
                                       ---------------------     ---------------
                                       $   2,632,000               $ 2,174,000
                                       =====================     ===============

NOTE 5 -- DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES:

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. As of March 31, 2002, interest rate swaps are the only derivative financial instruments held by the Company. These interest rate swaps were established during 2001 in an effort to manage certain interest rate risks. The interest rate swaps, designated as cash flow hedging relationships, were entered in an effort to mitigate the risk of rising interest rates in future periods by converting certain floating rate debt instruments into fixed rate debt. As these interest rate swaps are deemed to be effective, gains and losses on these instruments are deferred in other comprehensive income and recognized in interest expense over the period in which the Company accrues interest expense on the related debt instruments.

In 2001, TLC entered into four Interest Rate Swap agreements at fixed rates plus a LIBOR spread subject to reduction based on TLC's leverage ratio as follows:


                  Amount             Fixed Rate       Effective Rate           Maturity Date
                  ------             ----------       --------------           -------------

                  $5,000,000            3.92%             6.92%                 10/04/04
                  $5,000,000            4.47%             7.47%                 06/30/06
                  $5,000,000          4.3175%           7.3175%                 11/02/04
                  $5,000,000          3.6725%           6.6725%                 06/30/06



Unrealized appreciation on these Swap transactions at March 31, 2002 was $386,000.

Zero Zone has two Interest Rate Swap agreements which effectively fix the interest rates on the following debt:


                  Amount         Fixed Rate       Maturity Date
                  ------         ----------       -------------

                  $5,000,000          4.53%        09/01/11
                  $3,420,000         4.135%        09/01/19



Unrealized appreciation on these Swap transactions at March 31, 2002 was $158,000.

NOTE 6 -- CHANGE IN ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS



On June 30, 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". Under this new standard, goodwill acquired after June 30, 2001 is not amortized over its useful life and starting January 1, 2002, amortization expense is no longer recorded for goodwill acquired on or before June 30, 2001. SFAS 142 requires that goodwill be assessed at least annually for impairment by applying a fair-value-based test.

The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. SFAS 142 requires that a new fair-market-value test be applied to determine if goodwill and other intangible assets with indefinite lives are impaired based on their values as of January 1, 2002. The Company completed this testing in the first quarter, 2002 and found no instances of impairment of our recorded goodwill.

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the first quarter of 2001 is as follows:


                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  2002             2001
                                                             --------------- -----------------

                    Net income:
                      Reported net income                          $753,000          $282,000
                      Goodwill amortization                          -0-              113,000
                                                             --------------- -----------------
                    Adjusted net income                            $753,000          $395,000
                                                             =============== =================

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

General Business

The Company is comprised of two operating companies, TLC and Zero Zone. TLC, based in Zeeland, Michigan, is a national provider of integrated third-party logistic services which include refrigerated and dry warehousing, transportation operations, supply chain management, dedicated third-party facility and operations management, food distribution, fulfillment services for e-commerce applications, packaging and food processing. Operations are conducted through a network of 28 logistic centers with 36.3 cubic feet of refrigerated capacity and more than 2 million square feet of dry warehouse space. TLC operates a fleet of over 350 tractors, with 560 refrigerated trailers and dry trailers.

Zero Zone, based in North Prairie, Wisconsin, manufactures glass-door refrigerated and freezer reach-in display cases used in grocery, convenience and drug store chains for retail merchandising of food, beverage and floral products. On February 5, 2002, Zero Zone acquired a manufacturer of refrigeration control systems located in Ramsey, Minnesota. Now known as Zero Zone Refrigeration, this company manufactures refrigeration houses and racks used to power and control the refrigeration systems, electrical panels, air conditioning and stand-by power for supermarkets, convenience stores and industrial applications.


Results of Operations

The Company's revenues for the quarter ended March 31, 2002 increased 32.1% to $64,640,000 from $48,930,000 reported for the same period last year. The increase in revenue was driven by strong growth in integrated logistic service revenues attributable to TLC's operations. The growth within this segment is primarily from Transportation Services, Logistic Management Services, and Dedicated Facility Solutions, its newest line of business. Revenue from Product Sales increased 15.4% from $16,636,000 to $19,199,000 reported for last year's comparable quarter, due primarily to the addition of Zero Zone Refrigeration which was acquired on February 5, 2002.

Consolidated earnings from operations for the quarter were $2,632,000, an increase of $458,000, or 21.1% from the previous year. The increase in operating earnings for the quarter was primarily attributable to increased volume at TLC, the addition of Zero Zone Refrigeration, and the elimination of goodwill amortization which for the prior year's quarter totaled $134,000.

Interest expense for the quarter decreased 9.4%, reflecting lower interest rates on the Company's borrowings at both TLC and Zero Zone.

Net earnings were $753,000, or $0.14 per share fully diluted, compared to $282,000 or $0.05 per share fully diluted reported for the comparable quarter last year. The increase year-to-year is primarily attributable to higher volume at TLC as previously noted. In addition to the financial results for the quarter, C2 announced that its subsidiary, Total Logistic Control, was awarded two major, multi-year management contracts to staff and operate two dedicated refrigerated distribution facilities in Phoenix, Arizona and Rochelle, Illinois for Sara Lee Corporation. As a part of this award, TLC will sell one of its refrigerated logistic centers in Rochelle to Sara Lee for $9,800,000 which will generate a gain on sale of approximately $750,000. Completion of the facility sale is expected in May.


Liquidity and Capital Resources

The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, service lease commitments, maintain and improve warehouses, transportation and manufacturing facilities and equipment, and make other investments. The company is active in the acquisition, leasing or new construction of warehouse facilities, particularly refrigerated facilities. Historically, bank financing, leasing and internally generated cash have provided funding for these activities. With the acquisition of ProSource, Inc. in 2000, TLC has developed the ability to grow in dedicated facility management services which typically do not require the Company's direct investment in new facilities. These facilities are generally owned by a third-party and leased to the Company's customer. To the extent that acquisitions or new facility development exceed historical funding sources, the Company may consider issuing equity securities in an underwritten stock offering, a rights offering or in private placement transactions. Currently, the Company has significant subsidiary level credit facilities with three major commercial banks. At March 31, 2002, the Company's operating subsidiaries had outstanding debt of $76,975,000, all of which is borrowed under various facilities with these banks.

On June 8, 2001, TLC entered into an amended and restated credit agreement with its bank group. The new credit facilities include a $40 million, 5-year reducing revolving credit agreement and a $25 million, 5-year term loan. Both facilities are secured by liens or security interests on substantially all of the assets of TLC and mortgages on its real estate. The revolving credit facility steps down $2 million per year beginning July 1, 2002, with a final maturity of $32 million on June 30, 2006. The term loan amortizes $416,666 per quarter commencing September 30, 2001, with a final payment of $17,083,346 due on June 30, 2006. At March 31, 2002, outstandings under these facilities totaled $57,567,000. The interest rate on these facilities are LIBOR or prime rate based, at TLC's option, and vary pursuant to a pricing grid based on the ratio of TLC's funded debt to EBITDA, as defined in the credit agreement. At March 31, 2002, borrowings under these facilities carried an average interest rate of LIBOR plus 3%, or 5.132%. As of March 31, 2002, TLC was in compliance with all required covenants.

On September 28, 2001, TLC entered into two interest rate Swap agreements ("Swaps") which effectively fixed the interest rate payable by TLC on (a) $5,000,000 of outstanding debt for the period to October 2, 2004, and (b) $5,000,000 of outstanding debt for the period to June 30, 2006. The effective interest rate for each Swap was fixed at 3.92% and 4.47%, respectively, plus the LIBOR spread which is subject to reduction based on TLC's leverage ratio as defined. At March 31, 2002, the fixed interest rates for the underlying principal under the Swap transactions were 6.92% and 7.47%, respectively.

On October 31, 2001, TLC entered into two more Swaps which effectively fixed the interest rate payable by TLC on (a) $5,000,000 of outstanding debt for the period to November 2, 2004, and (b) $5,000,000 of outstanding debt through June 30, 2006. The effective interest rate for each Swap was fixed at 4.3175% and 3.6725%, respectively, plus the LIBOR spread which is subject to reduction based on TLC's leverage ratio, as defined. At March 31, 2002, the fixed interest rates for the underlying principal under the Swap transactions were 7.3175% and 6.6725%, respectively.

At TLC, the unrealized appreciation on these Swap transactions at March 31, 2002 was $386,000 which was recorded as a separate component of equity in other comprehensive income.

Zero Zone completed a financing package August 31, 1999 with a major commercial bank. The package contains two bond issues and a demand line of credit. The first is a tax-free Industrial Revenue Bond issue for $3,420,000 that was issued through the State of Wisconsin. The bond has a 20-year life with no annual amortization and carries a seven-day variable interest rate. The second issue is a taxable Industrial Revenue Bond for $6,000,000 issued through a bank. This bond also has a 12-year maturity schedule with annual principal repayments of $500,000. The interest rate on the second bond is also a seven-day variable interest rate. Both bonds are secured by Letters of Credit issued by a major commercial bank. The interest rate on the line of credit, which is secured by Zero Zone's assets, is based on LIBOR plus an amount that varies according to a pricing grid determined by the ratio of funded debt to EBITDA. At March 31, 2002, Zero Zone had $4,539,000 in outstanding borrowings under its $7,500,000 line of credit. The interest rate at March 31, 2002 was 3.37%.

Zero Zone has unsecured senior subordinated indebtedness in the amount of $2,350,000 to former and existing shareholders. The interest rate on the senior subordinated notes is 8%. Zero Zone also has $3,000,000 of unsecured junior subordinated indebtedness to existing shareholders. Payments of $1,000,000 per year began December 31, 2002. The interest rate is 8.5% of which 3.4% is paid in cash and 5.1% is payment-in-kind.

On November 2, 2001, Zero Zone entered into an Interest Rate Swap Agreement with a major commercial bank. This agreement effectively fixes the interest rate payable on the taxable Industrial Revenue Bond in the amount of $5,000,000 at 4.53% until August 1, 2011. On January 8, 2002, Zero Zone entered into a second Interest Rate Swap Agreement. This agreement effectively fixes the interest rate payable on the $3,420,000 tax-free Industrial Revenue Bond at 4.135% until January 2, 2012. At March 31, 2002, these Swaps had unrealized appreciation of $158,000.

At March 31, 2002, C2, Inc. had available an unsecured line of credit in the amount of $15,000,000. No borrowings were outstanding under this facility during the quarter.

As of March 31, 2002, the Company had cash and cash equivalents on hand of $2,250,000 compared to $2,539,000 at December 31, 2001.

Cash flows used in operations for three months ended March 31, 2002, totaled $1,779,000, compared to $1,116,000 provided in the prior year period. The decrease in cash flows from operating activities was primarily attributable to an increase in working capital accounts in line with the Company's increased revenue.

Cash flows used in investing activities in the period totaled $1,446,000, compared to $919,000 for the same period last year. In the three months ended March 31, 2002, the use of cash was related to routine capital expenditures. In the previous year, the use of cash in investing activities was due to routine capital expenditures.


Cash flows provided by financing activities for the first three months of fiscal 2002 totaled $2,936,000, compared to cash flows used in financing activities of $59,000 for the same period last year. In the first three months of fiscal 2002, cash flows used in financing activities were primarily related to the acquisition of Zero Zone Refrigeration.


Forward-Looking Statements

This Form 10-Q contains forward-looking statements and other statements that are not historical facts. Actual results may differ materially from management's expectations. The forward-looking statements involve risks and uncertainties, including but not limited to:

- Demand for and profitability of warehousing, transportation, logistics services and refrigerated systems and display cases may be adversely affected by increases in interest rates, adverse economic conditions, increased energy costs, weather or market conditions which adversely affect vegetable and fruit crop yields, loss of a material customer or other factors.

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

- Company's market share may be adversely affected as a result of new or increased competitive conditions in warehousing, transportation or refrigeration systems and display case manufacturing.

Additional information about risks and uncertainties discussed above, as well as additional material risks in the Company's business may be found in the Company's annual report on Form 10K for the year 2001 and other filings made by the Company from time-to-time with the Securities and Exchange Commission.

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



                                                           C2, Inc.
                                                           (Registrant)







Date:          May 13, 2002                                /s/   William T. Donovan
              --------------------------                   ------------------------------------------------------------
                                                                 William T. Donovan
                                                                 President and Chief Executive Officer




Date:          May 13, 2002                                /s/   David J. Lubar
              --------------------------                   ------------------------------------------------------------
                                                                 David J. Lubar
                                                                 Chairman
