Form 10-Q
period 2002-06-30
C2 INC
filed 2002-08-13
CIK 1052102

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

              X     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from __________ to _________


                        Commission File Number 001-14171

                                    C2, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

         Wisconsin                                        39-1915787
 (State of  Incorporation)                     (IRS Employer Identification No.)

700 N. Water Street, Suite 1200, Milwaukee, Wisconsin            53202
      (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (414)  291-9000
                                                   ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                    No
             -----                     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value                        5,081,864
----------------------------                    -----------------
         (Class)                         (Outstanding at August 12, 2002)

Page 1 of 18 total pages                 No exhibits are filed with this report.

PART I - FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS

                            C2, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                          JUNE 30,        DECEMBER 31,
                                                            2002             2001
                                                        -------------    -------------
ASSETS:
Current Assets:
    Cash and cash equivalents                           $   3,864,000    $   2,539,000
    Accounts receivable, net                               29,176,000       22,525,000
    Inventories                                             7,644,000        9,640,000
    Prepaids and other                                      5,938,000        4,709,000
                                                        -------------    -------------
       Total Current Assets                                46,622,000       39,413,000
                                                        -------------    -------------

Long-Term Assets:
    Fixed assets, net                                      66,772,000       73,079,000
    Other assets, including Goodwill                       15,983,000       16,259,000
                                                        -------------    -------------
       Total Long-Term Assets                              82,755,000       89,338,000
                                                        -------------    -------------
                                                        $ 129,377,000    $ 128,751,000
                                                        =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
    Current maturities of long-term debt                $   3,202,000    $   3,167,000
    Line of credit                                          2,752,000        1,163,000
    Accounts payable                                       18,297,000       14,181,000
    Accrued liabilities                                    14,708,000       12,978,000
                                                        -------------    -------------
       Total Current Liabilities                           38,959,000       31,489,000
                                                        -------------    -------------

Long-Term Liabilities:
    Long-term debt, less current maturities                57,412,000       66,272,000
    Other liabilities                                       3,308,000        2,334,000
                                                        -------------    -------------
       Total Long-Term Liabilities                         60,720,000       68,606,000
                                                        -------------    -------------
       Total Liabilities                                   99,679,000      100,095,000
                                                        -------------    -------------

Shareholders' Equity:
    Preferred stock, par value $.01 per share,                     --               --
       10,000,000 shares authorized, none issued or
         outstanding
    Common stock, par value $.01 per share;
       50,000,000 shares authorized, 5,206,064 issued          52,000           52,000
    Additional paid-in capital                             20,371,000       20,371,000
    Treasury stock, at cost (124,200 shares)                 (578,000)        (578,000)
    Accumulated other comprehensive income (loss)            (228,000)         344,000
    Retained earnings                                      10,081,000        8,467,000
                                                        -------------    -------------
       Total Shareholders' Equity                          29,698,000       28,656,000
                                                        -------------    -------------
                                                        $ 129,377,000    $ 128,751,000
                                                        =============    =============


            See notes to condensed consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              JUNE 30,                          JUNE 30,
                                                   ----------------------------------------------------------------
                                                        2002             2001            2002              2001
                                                   ----------------------------------------------------------------
Revenues:
    Logistic services                              $  53,291,000    $  36,447,000    $  98,732,000    $  68,742,000
    Product sales                                     20,033,000       18,481,000       39,232,000       35,116,000
                                                   ----------------------------------------------------------------
                                                      73,324,000       54,928,000      137,964,000      103,858,000
                                                   ----------------------------------------------------------------

Costs and Expenses:
    Logistic expenses                                 47,601,000       32,161,000       87,987,000       59,631,000
    Cost of product sales                             15,730,000       14,218,000       31,312,000       27,455,000
    Depreciation and amortization                      2,030,000        2,144,000        4,110,000        4,285,000
    Selling, general and administrative expenses       5,002,000        4,095,000        9,096,000        8,002,000
                                                   ----------------------------------------------------------------
                                                      70,363,000       52,618,000      132,505,000       99,373,000
                                                   ----------------------------------------------------------------

Earnings from Operations                               2,961,000        2,310,000        5,459,000        4,485,000

Other Income (Expense):
    Interest expense, net                             (1,105,000)      (1,288,000)      (2,172,000)      (2,736,000)
    Other income (expense)                              (163,000)         (20,000)        (139,000)         (19,000)
                                                   ----------------------------------------------------------------
                                                      (1,268,000)      (1,308,000)      (2,311,000)      (2,755,000)
                                                   ----------------------------------------------------------------

Earnings before income taxes
    and minority interest                              1,693,000        1,002,000        3,148,000        1,730,000

Income tax provision                                     672,000          439,000        1,250,000          764,000
                                                   ----------------------------------------------------------------

Earnings before minority interest                      1,021,000          563,000        1,898,000          966,000

Minority interest                                        160,000          256,000          284,000          377,000
                                                   ----------------------------------------------------------------

Net earnings                                       $     861,000    $     307,000    $   1,614,000    $     589,000
                                                   ================================================================

Basic net earnings per share                       $        0.17    $        0.06    $        0.32    $        0.12
                                                   ================================================================

Diluted net earnings per share                     $        0.16    $        0.06    $        0.31    $        0.11
                                                   ================================================================

Average number of shares outstanding                   5,081,864        5,081,864        5,081,864        5,081,864
                                                   ================================================================

Diluted number of shares outstanding                   5,277,286        5,223,411        5,261,774        5,227,245
                                                   ================================================================


            See notes to condensed consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2002
                                  (Unaudited)


                                                                                           Accumulated      Current
                                                                 Additional                Other            Year
($000)                                   Common       Treasury   Paid-In       Retained    Comprehensive    Comprehensive
                                         Stock        Stock      Capital       Earnings    Income           Income (Loss)
                                         ------------------------------------------------------------------------------------
Balance, December 31, 2001                 $52         $(578)      $20,371        $8,467       $344


Unrealized Losses on Interest Rate
   Swaps for the Six Months Ended
   June 30, 2002                                                                              (572)               (572)

Net Earnings for the Six                                                          1,614                          1,614
   Months ended June 30, 2002                                                                               -----------------


Total Comprehensive Income                                                                                    $  1,042
                                                                                                            =================

                                         -----------------------------------------------------------------
Balance, June 30, 2002                     $52         $(578)       $20,371     $10,081      $(228)
                                         =================================================================





            See notes to condensed consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       SIX MONTHS ENDED JUNE 30,
                                                                     ----------------------------
                                                                         2002            2001
                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                     $  1,614,000    $    589,000
        Adjustments to reconcile net earnings to net
        cash (used in) provided by operating activities:
          Depreciation and amortization                                 4,110,000       4,285,000
          Gain on sale of fixed assets                                   (123,000)        (77,000)
          Minority interest in consolidated income of subsidiaries        284,000         377,000
     Changes in assets and liabilities:
          (Increase) in accounts receivable                            (6,499,000)       (125,000)
          Decrease in other assets                                      2,899,000       1,938,000
          Increase (decrease) in accounts payable, accrued
             liabilities and other liabilities                          2,647,000      (1,224,000)
                                                                     ------------    ------------

Net cash provided by operating activities                               4,932,000       5,763,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                          (2,763,000)     (1,887,000)
     Proceeds from sale of assets                                       9,848,000         419,000
                                                                     ------------    ------------

Net cash provided by (used in) investing activities                     7,085,000      (1,468,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (payments) borrowings on credit lines                            876,000      (9,886,000)
     Borrowing on notes and loans payable                                  70,000       5,484,000
     (Payments) on notes and loans payable                            (11,638,000)        (77,000)
                                                                     ------------    ------------

Net cash (used in) financing activities                               (10,692,000)     (4,479,000)
                                                                     ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                   1,325,000        (184,000)

BEGINNING CASH AND CASH EQUIVALENTS                                     2,539,000       2,294,000
                                                                     ------------    ------------

ENDING CASH AND CASH EQUIVALENTS                                     $  3,864,000    $  2,110,000
                                                                     ============    ============

Supplemental disclosures of cash flow information:
     Interest paid                                                   $  2,231,000    $  2,762,000
     Income taxes paid                                               $  1,122,000    $    750,000




            See notes to condensed consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K.

In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the six months ended June 30, 2002, are not necessarily indicative of results that may be expected for the year ending December 31, 2002.


NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION: Logistic service revenues are recognized when goods are delivered to the customer or when services are provided. Costs and related expenses are recorded as incurred. Revenues and costs related to product sales are recognized when products are shipped to customers.

ACQUISITIONS: On February 5, 2002, Zero Zone acquired the assets and assumed certain liabilities of Systematic Refrigeration, Inc. Additional consideration is contingent upon Systematic achieving certain future performance targets through 2006. Systematic, located in Ramsey, Minnesota, is a supplier of refrigeration control systems to the retail grocery industry and various industrial markets. Systematic is an independent producer of refrigeration systems with annual revenues of approximately $10,000,000. The company will be operated under the trade name Zero Zone Refrigeration. Results of operations have been included in the accompanying statements of operations since the acquisition date and are not material to the Company on a pro forma basis. The purchase price included cash of $250,000, acquisition expenses of $130,000, plus the assumption of liabilities of $5,830,000 and was allocated on a preliminary basis as follows:

Receivables                      $  530,000
Inventory                         1,240,000
Other Assets                        390,000
PP&E                              4,050,000
                             --------------
                                 $6,210,000
                             ==============

INVENTORIES: Inventories at TLC consist of repair parts and commodities and other food products held for distribution under an exclusive logistic contract. These items are carried at their lower of FIFO (first-in, first-out) cost or market value. At Zero Zone, inventories are stated at the lower of FIFO cost or market value and include materials, labor and manufacturing overhead. As of June 30, 2002 and December 31, 2001, inventories are comprised of the following:


                                     JUNE 30,   DECEMBER 31,
                                      2002          2001
                                    ----------   ----------
Repair parts                        $  140,000   $  108,000
Commodities and other                1,256,000    3,207,000
Raw materials and work in process    4,188,000    3,780,000
Finished goods                       2,060,000    2,545,000
                                    ----------   ----------
                                    $7,644,000   $9,640,000
                                    ==========   ==========


NOTE 3 -- EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share for the quarters and six months ended June 30, 2002 and 2001. The calculations are based on the common shares outstanding since the offering and assumes that such shares were issued and outstanding for each of the periods ended June 30, 2002 and 2001.


                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          JUNE 30,                  JUNE 30,
                                                   -----------------------   -----------------------
                                                      2002         2001         2002         2001
                                                   ----------   ----------   ----------   ----------
Basic Earnings per Share:
   Net earnings available to common shareholders   $  861,000   $  307,000   $1,614,000   $  589,000
   Average shares of common stock outstanding       5,081,864    5,081,864    5,081,864    5,081,864
                                                   ----------   ----------   ----------   ----------
   Basic earnings per share                        $     0.17   $     0.06   $     0.32   $     0.12
                                                   ==========   ==========   ==========   ==========

Diluted Earnings per Share:
   Average shares of common stock outstanding       5,081,864    5,081,864    5,081,864    5,081,864
   Incremental common shares applicable to
   common stock options                               195,422      141,547      179,910      145,381
                                                   ----------   ----------   ----------   ----------
   Average common shares assuming full dilution     5,277,286    5,223,411    5,261,774    5,227,245
                                                   ----------   ----------   ----------   ----------
   Diluted earnings per share                      $     0.16   $     0.06   $     0.31   $     0.11
                                                   ==========   ==========   ==========   ==========


NOTE 4 -- SEGMENT INFORMATION

C2, Inc. is divided into two discrete segments - logistic services and product sales. C2, Inc.'s subsidiary, TLC, operates increasingly as a fully integrated third-party logistics provider. TLC's integrated logistic services includes providing warehousing, transportation operations, supply chain management, dedicated third-party facility and operations management, food distribution, fulfillment services for e-commerce applications, packaging and food processing. C2, Inc.'s product sales operating segment includes the purchase for resale of certain food products by TLC and open and glass-door refrigerated and frozen display cases manufactured and sold by Zero Zone. Products within this segment are sold primarily to grocery, municipal school districts, convenience and drug store chains through the United States. These operating segments are determined based upon the primary services and product lines provided to customers.

Financial information by business segment is as follows:

                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                        JUNE 30,                         JUNE 30,
                            -------------    -------------    -------------    -------------
                                2002             2001             2002             2001
                            -------------    -------------    -------------    -------------
Revenues:
    Logistic Services       $  53,291,000    $  36,447,000    $  98,732,000    $  68,742,000
    Product Sales              20,033,000       18,481,000       39,232,000       35,116,000
                            -------------    -------------    -------------    -------------
                            $  73,324,000    $  54,928,000    $ 137,964,000    $ 103,858,000
                            =============    =============    =============    =============

Earnings from Operations:
    Logistics Services      $   1,943,000    $     852,000    $   3,432,000    $   2,207,000
    Product Sales               1,335,000        1,705,000        2,605,000        2,785,000
    Corporate                    (317,000)        (247,000)        (578,000)        (507,000)
                            -------------    -------------    -------------    -------------
                            $   2,961,000    $   2,310,000    $   5,459,000    $   4,485,000
                            =============    =============    =============    =============

NOTE 5 --  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. As of June 30, 2002, interest rate swaps are the only derivative financial instruments held by the Company. The interest rate swaps were established during 2001 in an effort to manage certain interest rate risks. The interest rate swaps, designated as cash flow hedging relationships, were entered in an effort to mitigate the risk of rising interest rates in future periods by converting certain floating rate debt instruments into fixed rate debt. As these interest rate swaps are deemed to be effective, gains and losses on these instruments are deferred in other comprehensive income and recognized in interest expense over the period in which the Company accrues interest expense on the related debt instruments.

In 2001, TLC entered into four Interest Rate Swap agreements at fixed rates plus a LIBOR spread subject to reduction based on TLC's leverage ratio as follows:


             Amount          Fixed Rate       Effective Rate          Maturity Date
             ------          ----------       --------------          -------------
             $5,000,000          3.92%              6.92%                10/02/04
             $5,000,000          4.47%              7.47%                06/30/06
             $5,000,000        4.3175%            7.3175%                11/02/04
             $5,000,000        3.6725%            6.6725%                06/30/06


Unrealized depreciation on these Swap transactions at June 30, 2002 was $130,000, net of tax.

Zero Zone has two Interest Rate Swap agreements which effectively fix the interest rates on the following debt:


                    Amount           Fixed Rate    Maturity Date
                    ------           ----------    -------------
                  $5,000,000            4.53%        08/01/11
                  $3,420,000           4.135%        01/03/12

Unrealized depreciation on these Swap transactions at June 30, 2002 was $98,000, net of tax.

NOTE 6 - CHANGE IN ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS
----------------------------------------------------------------------


On June 30, 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". Under this new standard, goodwill acquired after June 30, 2001 is not amortized and starting January 1, 2002, amortization expense is no longer recorded for goodwill acquired on or before June 30, 2001. SFAS 142 requires that goodwill be assessed at least annually for impairment by applying a fair-value-based test.

The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. SFAS 142 requires that a new fair-market-value test be applied to determine if goodwill and other intangible assets with indefinite lives are impaired based on their values as of January 1, 2002. The Company completed this testing in the first quarter, 2002 and found no instances of impairment of their recorded goodwill.

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the second quarter and six months of 2001 is as follows:


                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                 JUNE 30,                 JUNE 30,
                                        ------------------------   ----------------------
                                             2002         2001         2002        2001
                                        -------------------------------------------------
Net income:
  Reported net income                   $     861,000   $307,000   $ 1,614,000   $589,000
  Goodwill amortization                        -0-       156,000        -0-       269,000
                                        -------------   --------   -----------   --------
Adjusted net income                     $     861,000   $463,000   $ 1,614,000   $858,000
                                        =============   ========   ===========   ========
Adjusted basic net income per share     $        0.17   $   0.09   $      0.32   $   0.17
                                        =============   ========   ===========   ========
Adjusted diluted net income per share   $        0.16   $   0.09   $      0.31   $   0.16
                                        =============   ========   ===========   ========


Goodwill recorded on the Balance Sheet amounts to $4,882,000 related to Logistic Services and $8,749,000 related to Product Sales. The related amortization for Logistic Services in 2001 was $39,000 and $79,000 for three and six months ended June 30, respectively. The related goodwill amortization for Product Sales was $117,000 for the three months ended June 30, 2001 and $190,000 for the six months ended June 30, 2001.

NOTE 7 - COMPREHENSIVE INCOME


                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                          JUNE 30,                 JUNE 30,
                                  ------------ ----------- ------------ -----------
                                      2002       2001          2002        2001
                                  -------------------------------------------------
 Unrealized income (loss)         $   (772,000)$     -0-   $   (572,000)$     -0-
 Net income                            861,000     307,000    1,614,000     589,000
                                  ------------ ----------- ------------ -----------
 Total Comprehensive Income       $     89,000 $   307,000 $  1,042,000 $   589,000
                                  ============ =========== ============ ===========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

General Business

The Company is comprised of two operating companies, TLC and Zero Zone. TLC, based in Zeeland, Michigan, is a national provider of integrated third-party logistic services which include refrigerated and dry warehousing, transportation operations, supply chain management, dedicated third-party facility and operations management, food distribution, fulfillment services for e-commerce applications, packaging and food processing. Operations are conducted through a network of 28 logistic centers with 36.3 million cubic feet of refrigerated capacity and more than 2 million square feet of dry warehouse space. TLC operates a fleet of over 350 tractors, with 560 refrigerated trailers and dry trailers.

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

Results of Operations

The Company's revenues for the quarter ended June 30, 2002 increased 33.5% to $73,324,000 from $54,928,000 reported for the same period last year. The growth in revenue was due primarily to a 46.2% increase in Logistic Services revenue to a record $53,291,000. The increase was due to both significant new business and growth with existing customers in Dedicated Facility Solutions, Logistic Management Services and Transportation Operations at TLC. Product Sales increased 8.4% quarter-to-quarter to $20,033,000, aided by the addition of Zero Zone Refrigeration which was acquired in January, 2002.

Consolidated earnings from operations for the second quarter of fiscal 2002 were $2,961,000 compared to $2,310,000 for the same period in the previous year, an increase of 28.2%. The increase in operating earnings for the quarter was primarily attributable to increased volume at TLC, the addition of Zero Zone Refrigeration, and the elimination of goodwill amortization which for the prior year's quarter totaled $156,000, offset by an increase of $907,000 in selling, general, and administrative expenses largely related to increased volume.

Interest expense, net for the quarter decreased 14.2% compared to the same period last year reflecting lower interest rates on the Company's borrowings at both TLC and Zero Zone and reduced debt levels at TLC.

During the quarter, TLC completed the sale of a refrigerated warehouse to Sara Lee Corporation which generated a realized pretax gain of $772,000. Due to a technical form driven interpretation of the terms under which TLC will operate this facility for Sara Lee Corporation, it is being deemed a sale-leaseback transaction, consequently, the realized gain will be deferred over the six year life of the operating agreement.

The effective income tax rate for the three months ended June 30, 2002 was 39.7% compared to 43.8% for the same period in the previous year. The change in the effective rate is the result of the elimination of goodwill amortization in the current year.

Net earnings for the three months ended June 30, 2002, increased 180% to $861,000, or $0.16 per fully diluted share, compared to $307,000, or $0.06 per fully diluted share, reported for the same period last year. Of the $0.10 per share increase, $0.03 per share was the result of the elimination of goodwill amortization.

For the six months ended June 30, 2002, consolidated revenues increased 32.8% to $137,964,000 compared to $103,858,000 reported for the same period last year, driven by strong growth in integrated logistic services at TLC.

Consolidated earnings from operations for the six month period were $5,459,000 compared to $4,485,000 for the previous year six month period, an increase of 21.7%. The increase in operating earnings for the six months was attributable to increased volume at TLC, the addition of Zero Zone Refrigeration and the elimination of goodwill amortization in the amount of $269,000.

Interest expense, net for the six months declined 20.6% compared to fiscal 2001 reflecting lower rates on borrowings at both TLC and Zero Zone and a lower debt level at TLC.

The effective income tax rate for the six months ended June 30, 2002 was 39.7% compared to 44.2% for the previous year comparable period. The reduction in the effective rate is the result of the elimination of goodwill amortization for the year 2002.

Net earnings for the six months totaled $1,614,000, or $0.31 per fully diluted share compared to $589,000 reported for the comparable period a year ago. TLC's operating performance in this period reflected significant improvement, driven by the addition of new projects in Dedicated Facility Solutions and 50% growth in Logistic Management Services year-to-year.

Liquidity and Capital Resources

The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, service lease commitments, maintain and improve warehouses, transportation and manufacturing facilities and equipment, and make other investments. The company is active in the acquisition, leasing or new construction of warehouse facilities, particularly refrigerated facilities. Historically, bank financing, leasing and internally generated cash have provided funding for these activities. With the acquisition of ProSource, Inc. in 2000, TLC has developed the ability to grow in dedicated facility management services which typically do not require the Company's direct investment in new facilities. These facilities are generally owned by a third-party and leased to the Company's customer, or are owned by the customer and made available to the Company. To the extent that acquisitions or new facility development exceed historical funding sources, the Company may consider issuing equity securities in an underwritten stock offering, a rights offering or in private placement transactions. Currently, the Company has significant subsidiary level credit facilities with three major commercial banks. At June 30, 2002, the Company's operating subsidiaries had outstanding debt of $63,366,000, all of which is borrowed under various facilities with these banks.

On June 8, 2001, TLC entered into an amended and restated credit agreement with its bank group. The new credit facilities include a $40 million, 5-year reducing revolving credit agreement and a

$25 million, 5-year term loan. Both facilities are secured by liens or security interests on substantially all of the assets of TLC and mortgages on its real estate. The revolving credit facility was reduced by 50% of the proceeds from the sale of a refrigerated warehouse, or $4,900,000 on May 31, 2002 and steps down $2 million per year beginning July 1, 2002, with a final maturity on June 30, 2006. The term loan amortizes $416,666 per quarter commencing September 30, 2001, with a final payment of $17,083,346 due on June 30, 2006. At June 30, 2002, outstandings under these facilities totaled $45,750,000. The interest rate on these facilities are LIBOR or prime rate based, at TLC's option, and vary pursuant to a pricing grid based on the ratio of TLC's funded debt to EBITDA, as defined in the credit agreement. At June 30, 2002, borrowings under these facilities carried an average interest rate of LIBOR plus 3%, or 4.899%. As of June 30, 2002, TLC was in compliance with all required covenants. Going forward, TLC will qualify for a reduction in the LIBOR spread based on debt reduction and EBITDA performance. It is anticipated, the reduction will be 100 basis points beginning in the third quarter.

On September 28, 2001, TLC entered into two interest rate Swap agreements ("Swaps") which effectively fixed the interest rate payable by TLC on (a) $5,000,000 of outstanding debt for the period to October 2, 2004, and (b) $5,000,000 of outstanding debt for the period to June 30, 2006. The effective interest rate for each Swap was fixed at 3.92% and 4.47%, respectively, plus the LIBOR spread which is subject to reduction based on TLC's leverage ratio as defined. At June 30, 2002, the fixed interest rates for the underlying principal under the Swap transactions were 6.92% and 7.47%, respectively.

On October 31, 2001, TLC entered into two more Swaps which effectively fixed the interest rate payable by TLC on (a) $5,000,000 of outstanding debt for the period to November 2, 2004, and (b) $5,000,000 of outstanding debt through June 30, 2006. The effective interest rate for each Swap was fixed at 4.3175% and 3.6725%, respectively, plus the LIBOR spread which is subject to reduction based on TLC's leverage ratio, as defined. At June 30, 2002, the fixed interest rates for the underlying principal under the Swap transactions were 7.3175% and 6.6725%, respectively.

At TLC, the unrealized depreciation on these Swap transactions at June 30, 2002 was $130,000, net of tax, which was recorded as a separate component of equity in other comprehensive income.

Zero Zone completed a financing package August 31, 1999 with a major commercial bank. The package contains two bond issues and a demand line of credit. The first is a tax-free Industrial Revenue Bond issue in the amount of $3,420,000 that was issued through the State of Wisconsin. This bond has a 20-year life with no annual amortization and carries a seven-day variable interest rate. The second issue is a taxable Industrial Revenue Bond in the amount of $5,000,000 issued through a bank. This bond has a 12-year maturity schedule with annual principal repayments of $500,000. The interest rate on the second bond is also a seven-day variable interest rate. Both bonds are secured by Letters of Credit issued by a major commercial bank. The interest rate on the line of credit, which is secured by Zero Zone's assets, is based on LIBOR plus an amount that varies according to a pricing grid determined by the ratio of funded debt to EBITDA. At June 30, 2002, Zero Zone had $2,752,000 in outstanding borrowings under its $7,500,000 line of credit. The interest rate at June 30, 2002 was 3.34%.

As part of the acquisition of Zero Zone Refrigeration on February 5, 2002, two notes were assumed. The first is a tax-free Bond for $3,100,000, issued by the State of Minnesota. The bond issue date was April 1, 2000 and has a 20-year life with annual principal payments of $85,000 in 2002, increasing to $285,000 in 2020. The interest rate on the bond began at 5.25% and increases to 7.25%. The second is an Equipment Note from the City of Ramsey for $300,000. This note has a

10-year life with annual amortization of $34,766 of principal and interest. The interest rate on this note is 3%.

Zero Zone has unsecured senior subordinated indebtedness in the amount of $2,350,000 to former and existing shareholders. The interest rate on the senior subordinated notes is 8%. Payments of $1,000,000 are payable March 12, 2002 and 2003. The final payment of $350,000 is due March 12, 2004. Zero Zone also has $3,000,000 of unsecured junior subordinated indebtedness to existing shareholders. The interest rate is 8.5% of which 3.4% is paid in cash and 5.1% is payment-in-kind. Payment of $1,000,000 per year are payable beginning December 31, 2005.

On November 2, 2001, Zero Zone entered into an Interest Rate Swap Agreement with a major commercial bank. This agreement effectively fixes the interest rate payable on the taxable Industrial Revenue Bond in the amount of $5,000,000 at 4.53% until August 1, 2011. On January 8, 2002, Zero Zone entered into a second Interest Rate Swap Agreement. This agreement effectively fixes the interest rate payable on the $3,420,000 tax-free Industrial Revenue Bond at 4.135% until January 3, 2012. At June 30, 2002, these Swaps had unrealized depreciation of $98,000, net of tax.

At June 30, 2002, C2, Inc. had available an unsecured line of credit in the amount of $15,000,000. No borrowings were outstanding under this facility during the quarter.

As of June 30, 2002, the Company had cash and cash equivalents on hand of $3,864,000 compared to $2,539,000 at December 31, 2001.

Cash flows provided by operations for six months ended June 30, 2002, totaled $4,932,000, compared to $5,763,000 provided in the prior year period. The decrease in comparative cash flows from operating activities was primarily attributable to a $6,499,000 increase in accounts receivable attributable to the Company's increased revenues. Additionally, in 2002, TLC realized a gain on sale of assets of $123,000, compared to $77,000 realized in the comparable period last year. Included in the increase in accrued liabilities is that portion of the gain on the sale of the warehouse facility to Sara Lee that has been deferred amounting to $761,000.

Cash flows provided by investing activities in the period totaled $7,085,000, compared to $1,468,000 used for the same period last year. In the six months ended June 30, 2002, the cash provided was related to the sale of a warehouse facility, offset by routine capital expenditures. In the previous year, the use of cash in investing activities was due to capital expenditures, offset by sales of assets in the amount of $419,000.

Cash flows used in financing activities for the first six months of fiscal 2002 totaled $10,692,000, compared to cash flows used in financing activities of $4,479,000 for the same period last year. In the first six months of fiscal 2002, cash flows used in financing activities were primarily related to the acquisition of Zero Zone Refrigeration and the payment of debt by Total Logistic Control in the amount of $11,300,000, resulting from both the sale of a refrigerated warehouse facility and internally generated cash.

ITEM 3.  MARKET RISK

The Company has incurred no additional market risk beyond that disclosed in the Form 10K for the year ended December 31, 2001.

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

- The Company's profitability may be adversely affected by increases in interest rates because a significant portion of the Company's capital structure is debt, a portion of which bears interest at variable interest rates.

- The Company's profitability may be adversely affected by performance which does not meet standards established in contractual agreements relating to transportation operations, logistics management and dedicated facility operations.

- Consolidations within the food industry, food retailers or drug and convenience store chains could impact the Company's customers.

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

PART II - OTHER INFORMATION

Item 1.        Not applicable.

Item 2.        Not applicable.

Item 3.        Not applicable.

Item 4.        Not applicable.

Item 5.        Not applicable.

Item 6.        Exhibits and Reports on Form 8-K.

               a.   Exhibit 99.1  Written Statement of Chief Executive Officer
                    Exhibit 99.2  Written Statement of Chief Financial Officer

               b. Report on Form 8-K was filed June 17, 2002 to report the appointment of Deloitte & Touche LLP as the Company's independent auditors.

               SIGNATURES:

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   C2, Inc.
                                   (Registrant)






Date:    August 12, 2002           /s/   William T. Donovan
         --------------------      --------------------------------------------
                                         William T. Donovan
                                         President and Chief Executive Officer




Date:    August 12, 2002           /s/   David J. Lubar
         --------------------      --------------------------------------------
                                         David J. Lubar
                                         Chairman