Form 10-Q
period 2002-09-30
C2 INC
filed 2002-11-12
CIK 1052102

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2002

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

      Yes  [X]      No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value                               5,081,864
         (Class)                              (Outstanding at November 12, 2002)


Page 1 of 23 total pages                 No exhibits are filed with this report.

PART I - FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS

                            C2, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                  SEPTEMBER 30,        DECEMBER 31,
                                                                                      2002                2001
                                                                                      ----                ----
ASSETS:
Current Assets:
    Cash and cash equivalents                                                    $   4,719,000       $   2,539,000
    Accounts receivable, net                                                        25,432,000          22,525,000
    Inventories                                                                      8,742,000           9,640,000
    Prepaids and other                                                               5,680,000           4,709,000
                                                                                 -------------       -------------
       Total Current Assets                                                         44,573,000          39,413,000
                                                                                 -------------       -------------

Long-Term Assets:
    Fixed assets, net                                                               65,752,000          73,079,000
    Other assets, including Goodwill                                                15,939,000          16,259,000
                                                                                 -------------       -------------
       Total Long-Term Assets                                                       81,691,000          89,338,000
                                                                                 -------------       -------------
                                                                                 $ 126,264,000       $ 128,751,000
                                                                                 =============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
    Current maturities of long-term debt                                         $   3,195,000       $   3,167,000
    Line of credit                                                                   3,257,000           1,163,000
    Accounts payable                                                                12,266,000          14,181,000
    Accrued liabilities                                                             17,419,000          12,978,000
                                                                                 -------------       -------------
       Total Current Liabilities                                                    36,137,000          31,489,000
                                                                                 -------------       -------------

Long-Term Liabilities:
    Long-term debt, less current maturities                                         56,297,000          66,272,000
    Other liabilities                                                                3,823,000           2,334,000
                                                                                 -------------       -------------
       Total Long-Term Liabilities                                                  60,120,000          68,606,000
                                                                                 -------------       -------------
       Total Liabilities                                                            96,257,000         100,095,000
                                                                                 -------------       -------------

Shareholders' Equity:
    Preferred stock, par value $.01 per share,                                              --                  --
       10,000,000 shares authorized, none issued or
         outstanding
    Common stock, par value $.01 per share;
       50,000,000 shares authorized, 5,206,064 issued                                   52,000              52,000
    Additional paid-in capital                                                      20,371,000          20,371,000
    Treasury stock, at cost (124,200 shares)                                          (578,000)           (578,000)
    Accumulated other comprehensive (loss) income                                     (962,000)            344,000
    Retained earnings                                                               11,124,000           8,467,000
                                                                                 -------------       -------------
       Total Shareholders' Equity                                                   30,007,000          28,656,000
                                                                                 -------------       -------------
                                                                                 $ 126,264,000       $ 128,751,000
                                                                                 =============       =============

           See notes to consolidated condensed financial statements.

                            C2, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                SEPTEMBER 30,                          SEPTEMBER 30,
                                                                -------------                          -------------
                                                           2002                2001                2002                2001
                                                           ----                ----                ----                ----
Revenues:
    Logistic services                                 $  50,127,000       $  38,379,000       $ 148,859,000       $ 107,120,000
    Product sales                                        16,344,000          14,483,000          55,576,000          49,599,000
                                                      -------------       -------------       -------------       -------------
                                                         66,471,000          52,862,000         204,435,000         156,719,000
                                                      -------------       -------------       -------------       -------------

Costs and Expenses:
    Logistic expenses                                    43,824,000          33,869,000         131,850,000          93,501,000
    Cost of product sales                                13,137,000          11,762,000          44,448,000          39,217,000
    Depreciation and amortization                         1,966,000           2,116,000           6,077,000           6,401,000
    Selling, general and administrative expenses          4,935,000           3,739,000          13,757,000          11,740,000
                                                      -------------       -------------       -------------       -------------
                                                         63,862,000          51,486,000         196,132,000         150,859,000
                                                      -------------       -------------       -------------       -------------

Earnings from Operations                                  2,609,000           1,376,000           8,303,000           5,860,000

Other Income (Expense):
    Interest expense, net                                  (840,000)         (1,196,000)         (3,012,000)         (3,931,000)
    Other income (expense)                                  121,000              (8,000)            (18,000)            (27,000)
                                                      -------------       -------------       -------------       -------------
                                                           (719,000)         (1,204,000)         (3,030,000)         (3,958,000)
                                                      -------------       -------------       -------------       -------------

Earnings before income taxes
    and minority interest                                 1,890,000             172,000           5,273,000           1,902,000

Income tax provision                                        816,000             105,000           2,301,000             869,000
                                                      -------------       -------------       -------------       -------------

Earnings before minority interest                         1,074,000              67,000           2,972,000           1,033,000

Minority interest                                            31,000              64,000             315,000             441,000
                                                      -------------       -------------       -------------       -------------

Net earnings                                          $   1,043,000       $       3,000       $   2,657,000       $     592,000
                                                      =============       =============       =============       =============

Basic net earnings per share                          $        0.21       $        0.00       $        0.52       $        0.12
                                                      =============       =============       =============       =============

Diluted net earnings per share                        $        0.20       $        0.00       $        0.51       $        0.11
                                                      =============       =============       =============       =============

Average number of shares outstanding                      5,081,864           5,081,864           5,081,864           5,081,864
                                                      =============       =============       =============       =============

Diluted number of shares outstanding                      5,253,109           5,213,665           5,258,795           5,224,070
                                                      =============       =============       =============       =============

      See notes to consolidated condensed financial statements.

                            C2, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)

                                                                                          Accumulated          Current
                                                               Additional                    Other              Year
                                        Common     Treasury     Paid-In      Retained    Comprehensive      Comprehensive
($000)                                   Stock      Stock       Capital      Earnings    Income (Loss)      Income (Loss)
------                                   -----      -----       -------      --------    -------------      -------------
Balance, December 31, 2001              $   52     $  (578)    $  20,371     $  8,467      $     344

Unrealized Losses on Interest Rate
   Swaps for the Nine Months Ended
   September 30, 2002                                                                         (1,306)            (1,306)

Net Earnings for the Nine
   Months ended September 30, 2002                                              2,657                             2,657
                                                                                                              ---------
Total Comprehensive Income                                                                                    $   1,351
                                                                                                              =========
                                        ------     -------     ---------     --------       --------
Balance, September 30, 2002             $   52     $  (578)    $  20,371     $ 11,124       $   (962)
                                        ======     =======     =========     ========       ========


      See notes to consolidated condensed financial statements.

                            C2, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                         -------------------------------
                                                                            2002               2001
                                                                            ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                        $  2,657,000       $    592,000
        Adjustments to reconcile net earnings to net
        cash (used in) provided by operating activities:
          Depreciation and amortization                                    6,077,000          6,401,000
          Gain on sale of fixed assets                                      (160,000)          (127,000)
          Minority interest in consolidated income of subsidiaries           315,000            441,000
     Changes in assets and liabilities:
          (Increase) in accounts receivable                               (2,895,000)        (3,861,000)
          Decrease (increase) in other assets                              2,250,000            (48,000)
          Increase in accounts payable, accrued
             liabilities and other liabilities                               227,000          2,664,000
                                                                        ------------       ------------
Net cash provided by operating activities                                  8,471,000          6,062,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                             (4,404,000)        (3,003,000)
     Proceeds from sale of assets                                         10,420,000            620,000
                                                                        ------------       ------------
Net cash provided by (used in) investing activities                        6,016,000         (2,383,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (payments) borrowings on credit lines                              1,362,000         (9,039,000)
    Net (payments) borrowings on notes and loans payable                 (13,669,000)         5,104,000
                                                                        ------------       ------------
Net cash (used in) financing activities                                  (12,307,000)        (3,935,000)
                                                                        ------------       ------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                      2,180,000           (256,000)

BEGINNING CASH AND CASH EQUIVALENTS                                        2,539,000          2,294,000
                                                                        ------------       ------------
ENDING CASH AND CASH EQUIVALENTS                                        $  4,719,000       $  2,038,000
                                                                        ============       ============
Supplemental disclosures of cash flow information:
     Interest paid                                                      $  3,160,000       $  3,777,000
    Income taxes paid                                                   $  1,420,000       $  1,530,000

            See notes to consolidated condensed financial statements.

                            C2, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. These condensed statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K.

In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the nine months ended September 30, 2002, are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION: Logistic service revenues are recognized when goods are delivered to the customer or when services are provided. Costs and related expenses are recorded as incurred. Revenues and costs related to product sales are recognized when products are shipped to customers.

ACQUISITIONS: On February 5, 2002, Zero Zone, Inc. ("Zero Zone") acquired the assets and assumed certain liabilities of Systematic Refrigeration, Inc. Additional consideration is contingent upon Systematic achieving certain future performance targets through 2006. Systematic, located in Ramsey, Minnesota, is a supplier of refrigeration control systems to the retail grocery industry and various industrial markets. Systematic is an independent producer of refrigeration systems with annual revenues of approximately $10,000,000. The company will be operated under the trade name Zero Zone Refrigeration. Results of operations have been included in the accompanying statements of operations since the acquisition date and are not material to the Company on a pro forma basis. The purchase price included cash of $250,000, acquisition expenses of $130,000, plus the assumption of liabilities of $5,830,000 and was allocated on a preliminary basis as follows:

Receivables                $   530,000
Inventory                    1,240,000
Other Assets                   390,000
PP&E                         4,050,000
                           -----------
                           $ 6,210,000
                           ===========

INVENTORIES: Inventories at Total Logistic Control, LLC ("TLC") consist of repair parts and commodities and other food products held for distribution under an exclusive logistic contract. These items are carried at their lower of FIFO (first-in, first-out) cost or market value. At Zero Zone, inventories are stated at the lower of FIFO cost or market value and include materials, labor and manufacturing overhead. As of September 30, 2002 and December 31, 2001, inventories are comprised of the following:

                                      SEPTEMBER 30,   DECEMBER 31,
                                          2002            2001
                                          ----            ----
Repair parts                           $  146,000      $  108,000
Commodities and other                   1,943,000       3,207,000
Raw materials and work in process       5,225,000       3,780,000
Finished goods                          1,428,000       2,545,000
                                       ----------      ----------
                                       $8,742,000      $9,640,000
                                       ==========      ==========

NOTE 3 -- EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share for the three months and nine months ended September 30, 2002 and 2001.

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                              -------------                    -------------
                                                          2002            2001             2002             2001
                                                          ----            ----             ----             ----
Basic Net Earnings per Share:
   Net earnings available to common shareholders      $ 1,043,000      $     3,000      $ 2,657,000      $   592,000
   Average shares of common stock outstanding           5,081,864        5,081,864        5,081,864        5,081,864
                                                      -----------      -----------      -----------      -----------
   Basic net earnings per share                       $      0.21      $      0.00      $      0.52      $      0.12
                                                      ===========      ===========      ===========      ===========

Diluted Net Earnings per Share:
   Average shares of common stock outstanding           5,081,864        5,081,864        5,081,864        5,081,864
   Incremental common shares applicable to
   common stock options                                   171,245          131,801          176,931          142,206
                                                      -----------      -----------      -----------      -----------
   Average common shares assuming full dilution         5,253,109        5,213,665        5,258,795        5,224,070
                                                      -----------      -----------      -----------      -----------
   Diluted net earnings per share                     $      0.20      $      0.00      $      0.51      $      0.11
                                                      ===========      ===========      ===========      ===========

NOTE 4 -- SEGMENT INFORMATION

C2, Inc. is divided into two discrete segments - Logistic Services and Product Sales. C2, Inc.'s subsidiary, TLC, operates increasingly as a fully integrated third-party logistics provider. TLC's integrated logistic services include providing warehousing, transportation operations and management services, supply chain management, dedicated third-party facility and operations management, food distribution, fulfillment services for e-commerce applications, packaging and food processing. C2, Inc.'s product sales operating segment includes the purchase for resale of certain food products by TLC and open and glass-door refrigerated and frozen display cases and refrigeration control systems manufactured and sold by Zero Zone. Products within this segment are sold primarily to grocery, municipal school districts, convenience and drug store chains throughout the United States. These operating segments are determined based upon the primary services and product lines provided to customers.

Financial information by business segment is as follows:

                                       THREE MONTHS ENDED                      NINE MONTHS ENDED
                                          SEPTEMBER 30,                          SEPTEMBER 30,
                                          -------------                          -------------
                                    2002                2001                2002                2001
                                    ----                ----                ----                ----
Revenues:
    Logistic services          $  50,127,000       $  38,379,000       $ 148,859,000       $ 107,120,000
    Product sales                 16,344,000          14,483,000          55,576,000          49,599,000
                               -------------       -------------       -------------       -------------
                               $  66,471,000       $  52,862,000       $ 204,435,000       $ 156,719,000
                               =============       =============       =============       =============

Earnings from Operations:
    Logistic services          $   2,651,000       $   1,105,000       $   6,318,000       $   3,312,000
    Product sales                    275,000             531,000           2,880,000           3,315,000
    Corporate                       (317,000)           (260,000)           (895,000)           (767,000)
                               -------------       -------------       -------------       -------------
                               $   2,609,000       $   1,376,000       $   8,303,000       $   5,860,000
                               =============       =============       =============       =============

NOTE 5 -- DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. As of September 30, 2002, interest rate swaps are the only derivative financial instruments held by the Company. The interest rate swaps were established during 2001 in an effort to manage certain interest rate risks. The interest rate swaps, designated as cash flow hedging relationships, were entered in an effort to mitigate the risk of rising interest rates in future periods by converting certain floating rate debt instruments into fixed rate debt. As these interest rate swaps are deemed to be effective, gains and losses on these instruments are deferred in other comprehensive income and recognized in interest expense over the period in which the Company accrues interest expense on the related debt instruments.

In 2001, TLC entered into four Interest Rate Swap agreements at fixed rates plus a LIBOR spread subject to reduction based on TLC's leverage ratio as follows:

  Amount       Fixed Rate    Effective Rate   Maturity Date
  ------       ----------    --------------   -------------
$5,000,000          3.92%          5.92%         10/02/04
$5,000,000          4.47%          6.47%         06/30/06
$5,000,000        4.3175%        6.3175%         11/02/04
$5,000,000        3.6725%        5.6725%         06/30/06

Unrealized depreciation on these Swap transactions at September 30, 2002 was $587,000, net of tax.

Zero Zone has two Interest Rate Swap agreements which effectively fix the interest rate on the following debt which amortize on the same basis as the underlying security:

  Amount       Fixed Rate    Maturity Date
$5,000,000          4.53%        08/01/11
$3,420,000         4.135%        01/03/12

Unrealized depreciation on these Swap transactions at September 30, 2002 was $375,000, net of tax.

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

The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. SFAS 142 requires that a new fair-market-value test be applied to determine if goodwill and other intangible assets with indefinite lives are impaired based on their values as of January 1, 2002. The Company completed this testing in the first quarter, 2002 and found no instances of impairment of their recorded goodwill. In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the third quarter and nine months of 2001 is as follows:

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                                   -------------                  -------------
                                               2002            2001            2002            2001
                                               ----            ----            ----            ----
Net income:
  Reported net income                      $ 1,043,000      $   3,000      $ 2,657,000      $ 592,000
  Goodwill amortization                        -0-            134,000          -0-            403,000
                                           -----------      ---------      -----------      ---------
Adjusted net income                        $ 1,043,000      $ 137,000      $ 2,657,000      $ 995,000
                                           -----------      ---------      -----------      ---------
Adjusted basic net income per share        $      0.21      $    0.03      $      0.52      $    0.20
                                           ===========      =========      ===========      =========
Adjusted diluted net income per share      $      0.20      $    0.03      $      0.51      $    0.19
                                           ===========      =========      ===========      =========

Goodwill recorded on the Balance Sheet amounts to $4,882,000 related to Logistic Services and $8,749,000 related to Product Sales. The related amortization for Logistic Services in 2001 was $39,000 and $118,000 for three and nine months ended September 30, respectively. The related goodwill amortization for Product Sales was $95,000 for the three months ended September 30, 2001 and $285,000 for the nine months ended September 30, 2001.

NOTE 7 - COMPREHENSIVE INCOME

                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                  -------------                  -------------
                                              2002            2001           2002            2001
                                              ----            ----           ----            ----
Unrealized loss on  cash flow hedges      $   734,000        $ -0-       $ 1,306,000         $ -0-
Net income                                  1,043,000          3,000       2,657,000         592,000
                                          -----------     ----------     -----------      ----------
Total Comprehensive Income                $   309,000     $    3,000     $ 1,351,000      $  592,000
                                          ===========     ==========     ===========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

General Business

The Company is comprised of two operating companies, TLC and Zero Zone. TLC, based in Zeeland, Michigan, is a national provider of integrated third-party logistic services which include refrigerated and dry warehousing, transportation operations and management services, supply chain management, dedicated third-party facility and operations management, food distribution, fulfillment services for e-commerce applications, packaging and food processing. Operations are conducted through a network of 35 logistic centers with 36.3 million cubic feet of refrigerated capacity and more than 3 million square feet of dry warehouse space. TLC operates a fleet of over 350 tractors, with 560 refrigerated trailers and dry trailers.

Zero Zone, based in North Prairie, Wisconsin, manufactures open and glass-door refrigerated and freezer reach-in display cases used in grocery, convenience and drug store chains for retail merchandising of food, beverage and floral products. On February 5, 2002, Zero Zone acquired a manufacturer of refrigeration control systems located in Ramsey, Minnesota. Now known as Zero Zone Refrigeration, this company manufactures refrigeration houses and racks used to power and control the refrigeration systems, electrical panels, air conditioning and stand-by power for supermarkets, convenience stores and industrial applications.

Results of Operations

The Company's revenues for the quarter ended September 30, 2002 increased 25.7% to $66,471,000 from $52,862,000 reported for the same period last year. The growth in revenue was due primarily to a 30.6% increase in logistic services revenue to $50,127,000. The increase was due to both significant new business and growth with existing customers in Dedicated Facility Solutions, Logistic Management Services and Transportation Operations at TLC. Product sales increased 12.8% quarter-to-quarter to $16,344,000, aided by the addition of Zero Zone Refrigeration which was acquired in January, 2002.

Logistic expenses as a percent of logistic services revenues were 87.4%, a .8 percentage point improvement in margin, compared to 88.2% reported for the same period last year. Higher volume and strong cost control in operations contributed to the improved margin. Cost of product sales represented 80.4% of product sales, a .8 percentage point increase in margin, compared to 81.2% reported for the same period last year. Increased volume in product sales at Zero Zone, the addition of Zero Zone Refrigeration, offset by lower sales of food products to Michigan school systems were the principal factors associated with the increase in margin.

Selling, general and administrative expenses were 7.4% of total revenues for the quarter, an increase of .3 percentage points, compared to 7.1% reported for the same period last year. Zero Zone incurred increased expenses related to the acquisition of Zero Zone Refrigeration which was not included in the prior year period, higher information systems and engineering expenses. TLC recorded a small increase in expenses in this category related primarily to increased volume.

Consolidated earnings from operations for the third quarter of fiscal 2002 were $2,609,000, compared to $1,376,000 for the same period in the previous year, an increase of 89.6%. The increase in operating earnings for the quarter was primarily attributable to increased volume at

TLC, the addition of Zero Zone Refrigeration, and the elimination of goodwill amortization which for the prior year's quarter totaled $134,000, offset by an increase of $1,196,000 in selling, general, and administrative expenses largely related to increased volume.

Net interest expense for the quarter of $840,000 decreased 29.8%, compared to the same period last year reflecting lower interest rates on the Company's borrowings at both TLC and Zero Zone and reduced debt at TLC. On May 31, 2002, TLC sold a refrigerated warehouse facility to Sara Lee Corp. for $9,800,000 and reduced its revolving credit debt by a like amount.

The effective income tax rate for the three months ended September 30, 2002 was 43.2%, compared to 61.0% for the same period in the previous year. The change in the effective rate is the result of elimination of goodwill amortization in the current year.

Net earnings for the three months ended September 30, 2002, increased 347% to $1,043,000, or $0.20 per fully diluted share, compared to $3,000, or $0.00 per fully diluted share, reported for the same period last year. Of the $0.20 per share increase, $0.03 per share was the result of the elimination of goodwill amortization.

For the nine months ended September 30, 2002, consolidated revenues increased 30.4% to $204,435,000, compared to $156,719,000 reported for the same period last year, driven by strong growth in integrated logistic services at TLC. Product sales increased 12.1%, compared to the comparable period in the previous year, aided in part by the addition of Zero Zone Refrigeration which was acquired in January, 2002.

For the nine months ended September 30, 2002, logistic expenses as a percent of logistic services revenues were 88.5%, compared to 87.3% recorded in the previous year, an increase of 1.2 percentage points. Higher insurance, health care and fuel costs, combined with a higher level of pass through costs in dedicated facility services, were the principal factors impacting gross margin in logistic services. Cost of product sales represents 80.0% of product sales revenues in this period, compared to 79.1% last year, an increase of .9 percentage points. Increased competitive pricing and the inclusion of Zero Zone Refrigeration in this year's period were the primary contributing factors to the decline in gross margin in product sales.

Selling, general and administrative expenses for the nine month period were 6.7% of total revenue, compared to 7.5% last year, a decrease of .8 percentage points. During fiscal 2002, year-to-date revenue volume increased at a significantly higher rate than did selling, general and administrative expenses, resulting in the ratio improvement.

Consolidated earnings from operations for the nine month period were $8,303,000, compared to $5,860,000 for the previous year nine month period, an increase of 41.7%. The increase in operating earnings for the nine months was attributable to increased volume at TLC, the addition of Zero Zone Refrigeration and the elimination of goodwill amortization in the amount of $403,000.

Net interest expense for the nine months of $3,012,000 declined 23.4%, compared to fiscal 2001 reflecting lower rates on borrowings at both TLC and Zero Zone and a lower debt level at TLC as previously noted.

The effective income tax rate for the nine months ended September 30, 2002 was 43.6%, compared to 45.7% for the previous year comparable period. The reduction in the effective rate is the result of the elimination of goodwill amortization for the year 2002.

Net earnings for the nine months totaled $2,657,000, or $0.51 per fully diluted share, compared to $592,000, or $0.11 per fully diluted share, reported for the comparable period a year ago. TLC's operating performance in this period reflected significant improvement, driven by the addition of new projects in Dedicated Facility Solutions and 32% growth in Logistic Management Services year-to-year.

Liquidity and Capital Resources

The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, service lease commitments, maintain and improve warehouses, transportation and manufacturing facilities and equipment, and make other investments. The company is active in the acquisition, leasing or new construction of warehouse facilities, particularly refrigerated facilities. Historically, bank financing, leasing and internally generated cash have provided funding for these activities. With the acquisition of ProSource, Inc. in 2000, TLC has developed the ability to grow in dedicated facility management services which typically do not require the Company's direct investment in new facilities. These facilities are generally owned by a third-party and leased to the Company's customer, or are owned by the customer and made available to the Company. To the extent that acquisitions or new facility development exceed historical funding sources, the Company may consider issuing equity securities in an underwritten stock offering, a rights offering or in private placement transactions. Currently, the Company has significant subsidiary level credit facilities with three major commercial banks. At September 30, 2002, the Company's operating subsidiaries had outstanding debt of $62,749,000, all of which is borrowed under various facilities with these banks.

On June 8, 2001, TLC entered into an amended and restated credit agreement with its bank group. The new credit facilities included a $40 million, 5-year reducing revolving credit agreement and a $25 million, 5-year term loan. Both facilities are secured by liens or security interests on substantially all of the assets of TLC and mortgages on its real estate. The revolving credit facility was reduced by 50% of the proceeds from the sale of a refrigerated warehouse, or $4,900,000, on May 31, 2002 and steps down $2 million per year beginning July 1, 2002, further reduced by 50% of the proceeds from any future sales of assets with a final maturity on June 30, 2006. At September 30, 2002, the amount of TLC's revolving credit facility was $33,100,000 under which outstanding borrowings at September 30, 2002 were $21,800,000. The term loan amortizes $416,666 per quarter commencing September 30, 2001, with a final payment of $17,083,346 due on June 30, 2006. The interest rate on these facilities are LIBOR or prime rate based, at TLC's option, and vary pursuant to a pricing grid based on the ratio of TLC's funded debt to EBITDA, as defined in the credit agreement. At September 30, 2002, borrowings under these facilities carried an average interest rate of LIBOR plus 2%, or 4.314%. As of September 30, 2002, TLC was in compliance with all required covenants.

On September 28, 2001, TLC entered into two interest rate Swap agreements ("Swaps") which effectively fixed the interest rate payable by TLC on (a) $5,000,000 of outstanding debt for the period to October 2, 2004, and (b) $5,000,000 of outstanding debt for the period to June 30, 2006. The interest rate for each Swap was fixed at 3.92% and 4.47%, respectively, plus the LIBOR spread which is subject to change based on TLC's leverage ratio as defined. At September 30, 2002, the effective interest rates for the underlying principal under the Swap transactions were 5.92% and 6.47%, respectively.

On October 31, 2001, TLC entered into two more Swaps which effectively fixed the interest rate payable by TLC on (a) $5,000,000 of outstanding debt for the period to November 2, 2004, and (b) $5,000,000 of outstanding debt through June 30, 2006. The interest rate for each Swap was fixed at

3.6725% and 4.3175%, respectively, plus the LIBOR spread which is subject to change based on TLC's leverage ratio, as defined. At September 30, 2002, the effective interest rates for the underlying principal under the Swap transactions were 5.6725% and 6.3175%, respectively. These Swap transactions had unrealized depreciation at September 30, 2002 of $587,000, net of tax, which was recorded as a separate component of equity in other comprehensive income. The Company does not anticipate realizing any gain or loss on these swap transactions, as it is the present intention to hold them to maturity, thereby providing a level of protection against higher interest rates.

Zero Zone completed a financing package August 31, 1999 with a major commercial bank. The package contains two bond issues and a demand line of credit. The first is a tax-free Industrial Revenue Bond issue in the amount of $3,420,000 that was issued through the State of Wisconsin. This bond has a 20-year life with no annual amortization and carries a seven-day variable interest rate. The second issue is a taxable Industrial Revenue Bond in the original amount of $6,000,000 issued through a bank. This bond has a 12-year maturity schedule with annual principal repayments of $500,000. The interest rate on the second bond is also a seven-day variable interest rate. Both bonds are secured by Letters of Credit issued by a major commercial bank. The interest rate on the line of credit, which is secured by Zero Zone's assets, is based on LIBOR plus an amount that varies according to a pricing grid determined by the ratio of funded debt to EBITDA. At September 30, 2002, Zero Zone had $3,257,000 in outstanding borrowings under its $7,500,000 line of credit. The interest rate at September 30, 2002 was 3.32%.

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

Zero Zone has unsecured senior subordinated indebtedness in the amount of $1,350,000 to former and existing shareholders. The interest rate on this debt is 8%. Payment of $1,000,000 is due March 12, 2003 and the final payment of $350,000 is due March 12, 2004. Zero Zone also has $3,000,000 of unsecured junior subordinated indebtedness to existing shareholders. The interest rate is 8.5% of which 3.4% is paid in cash and 5.1% is payment-in-kind. Payment of $1,000,000 per year is due beginning December 31, 2005.

On November 2, 2001, Zero Zone entered into an Interest Rate Swap Agreement with a major commercial bank. This agreement effectively fixes the interest rate payable on the taxable Industrial Revenue Bond in the original amount of $5,000,000 at 4.53% until August 1, 2011. On January 8, 2002, Zero Zone entered into a second Interest Rate Swap Agreement. This agreement effectively fixes the interest rate payable on the $3,420,000 tax-free Industrial Revenue Bond at 4.135% until January 3, 2012. At September 30, 2002, these Swaps had unrealized depreciation of $375,000, net of tax. The Company does not anticipate realizing any gain or loss on these swap transactions, as it is the present intention to hold them to maturity, thereby providing a level of protection against higher interest rates.

At September 30, 2002, C2, Inc. had available an unsecured line of credit in the amount of $15,000,000. No borrowings were outstanding under this facility during the quarter or first nine months of fiscal 2002.

As of September 30, 2002, the Company had cash and cash equivalents on hand of $4,719,000, compared to $2,539,000 at December 31, 2001.

Cash flows provided by operations for nine months ended September 30, 2002, totaled $8,471,000, compared to $6,062,000 provided in the prior year period. The increase in comparative cash flows from operating activities was primarily attributable to an increase in net earnings. Additionally, in 2002, TLC realized a gain on sale of assets of $160,000, compared to $127,000 realized in the comparable period last year. Included in the increase in accrued liabilities is $734,000 representing the remaining gain on the sale of a warehouse facility that has been deferred.

Cash flows provided by investing activities in the period totaled $6,016,000, compared to a use of $2,383,000 for the same period last year. In the nine months ended September 30, 2002, the cash provided was primarily related to the sale of a warehouse facility, offset by routine capital expenditures. In the previous year, the use of cash in investing activities was due to routine capital expenditures, offset by sales of assets in the amount of $620,000.

Cash flows used in financing activities for the first nine months of fiscal 2002 totaled $12,307,000, compared to cash flows used in financing activities of $3,935,000 for the same period last year. In the first nine months of fiscal 2002, cash flows used in financing activities were primarily related to the acquisition of Zero Zone Refrigeration and the reduction of debt by TLC in the amount of $11,950,000, resulting from both the sale of a refrigerated warehouse facility and internally generated cash.

ITEM 3. MARKET RISK

The Company has incurred no additional market risk beyond that disclosed in the Form 10K for the year ended December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

- The Company's profitability may be adversely affected by performance which does not meet standards established in contractual agreements relating to transportation operations, logistics management, dedicated facility operations and product manufacturing.

- Consolidations within the food industry, food retailers or drug and convenience store chains could impact the Company's customers.

- Company's market share may be adversely affected as a result of new or increased competitive conditions in warehousing, transportation or refrigeration systems and product manufacturing.

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

                                  C2, Inc.
                                  (Registrant)




Date:  November 12, 2002          /s/   William T. Donovan
                                  ---------------------------------------------
                                        William T. Donovan
                                        President and Chief Executive Officer



Date:  November 12, 2002          /s/   David J. Lubar
                                  ---------------------------------------------
                                        David J. Lubar
                                        Chairman

                  WRITTEN STATEMENT OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. Section 1350

I, William T. Donovan, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of C2, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 12, 2002


-----------------------------------
William T. Donovan
President & Chief Executive Officer

                  WRITTEN STATEMENT OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. Section 1350

I, William T. Donovan, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of C2, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 12, 2002


-----------------------------------
William T. Donovan
President & Chief Financial Officer