Form 10-K
period 2002-12-31
C2 INC
filed 2003-03-19
CIK 1052102

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the year ended December 31, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from__________to

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

Registrant's telephone number, including area code (414) 291-9000

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class           Name of Each Exchange on, which Registered
    -------------------           ------------------------------------------
Common Stock - $1 par value                  Nasdaq

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (based on $11.67 closing price) of voting stock held by nonaffiliates of the registrant at March 13, 2003: $22,532,611

The aggregate market value (based on $7.30 closing price) of voting stock held by nonaffiliates of the registrant at June 30, 2002: $13,140,110

Indicate by check market whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Number of Shares of Common Stock Outstanding at December 31, 2002: 5,271,864 The Index to Exhibits is located on page 45.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's year and, upon such filing, to be incorporated by reference into Part III.)

                                     PART I

ITEM 1.   BUSINESS

C2, INC.

C2, Inc. ("C2" or the "Company") was formed in 1997 to acquire Total Logistic Control, LLC ("TLC" or "Total Logistic Control") from Christiana Companies, Inc. ("Christiana") as part of the merger transaction between Christiana and Weatherford International, Inc. ("Weatherford"), which was completed on February 8, 1999.

C2 completed its initial public offering on March 4, 1999, resulting in the sale of 5,202,664 shares of common stock, par value $1 per share ("Common Stock"), at $4.00 per share and raising $20,410,000 of initial equity capital, net of offering costs for the Company. On September 30, 2000, the Company acquired the remaining 33.3 percent of TLC from Weatherford in a cash purchase in the amount of $8,284,000.

The Company's growth strategy anticipated that a part of its future growth would come from acquiring, either directly or through TLC, other businesses, which may or may not be related to TLC's current business. In line with that strategy, on March 12, 1999, the Company announced the purchase of Zero Zone, Inc., a Wisconsin-based manufacturer of refrigerated and freezer display cases. The Company invested $4,500,000 in equity and capital notes for 70.6 percent of the outstanding common stock of Zero Zone. On December 31, 2002, C2 acquired the remaining 29.4 percent of Zero Zone. The consideration paid was 190,000 shares of C2 stock at a value of approximately $2,561,000.

As of December 31, 2002, C2 owns 100 percent of its two operating subsidiaries, Total Logistic Control and Zero Zone, Inc., which together operate C2's principal business activity.

LOGISTIC SERVICES

The Company provides a full range of integrated third-party logistic services through TLC. These services include full service public, contract and dedicated warehousing; dedicated third-party facility and operations management; transportation management and fleet operations; supply chain management; logistics consulting; food distribution; bottling; packaging and repackaging; and fulfillment services all provided in the full range of frozen, refrigerated and ambient temperatures. Integrated logistic services generally combine transportation, warehousing and information services to manage the distribution channel for a customer's products from the point of manufacture to the point of consumption. Transportation operations include full service truckload, less-than-truckload and pooled consolidation in both temperature-controlled and dry freight equipment, dedicated fleet services and specialized store-door delivery formats. Transportation and logistic management services are provided utilizing company-owned equipment as well as through carrier management and logistic management services utilizing third party common and contract carriers.

TLC's transportation fleet consists of 404 tractors, 426 refrigerated trailers and 282 dry trailers providing transportation services nationally.

TLC was formed in 1997 through a combination of the operations of two wholly-owned subsidiaries of Christiana: Wiscold, Inc. ("Wiscold") and Total Logistic Control, Inc. On September 1, 1992, Christiana acquired the assets of Wiscold, a company formed in 1915, which engaged in providing public refrigerated warehousing services, vegetable processing and individual quick freeze ("IQF") services, automated poly bag and bulk packaging services. On January 4, 1994, Christiana acquired Total Logistic Control, Inc., a Zeeland, Michigan-based firm that is a successor company to one founded in 1902.

On September 1, 2000, TLC acquired the ProSource Group, Inc. ("ProSource"), located in Aurora, Illinois. ProSource provides dedicated third-party management services to operate both manufacturing and distribution centers, primarily for Fortune 500 consumer products companies.

Effective 2003, logistic services is organized into two primary service lines:
Supply Chain Services and Facility Management Services.

Supply Chain Services offers customers a full range of transportation services, logistic management services, logistics consulting, and supply chain management solutions utilizing optimization software to design and operate integrated distribution programs. Logistic management services typically utilize third-party warehouse and transportation companies to provide the most cost effective service programs for its customers.

TLC provides dedicated facility management services through its newest service line, Facility Management Services. These services include staffing and managing the operations of manufacturing, distribution, or packaging facilities. In addition to dedicated Facility Management Services, TLC provides public and contract warehousing services through its network of owned and leased refrigerated and dry distribution centers. To date, TLC has been awarded seven dedicated facility management projects.

The first dedicated facility project was awarded in 2001 and entailed the management of a 200,000 square foot ambient fulfillment center located in Hurlock, Maryland on behalf of Cadmus Communications Corporation. TLC does not own, lease, or have a capital exposure related to this facility. TLC provides staffing and operations management on a cost plus fee basis under a multi-year term service contract.

The second project was awarded during the fourth quarter of 2001 and entails TLC staffing and managing the operations of a brewery located in Fogelsville, Pennsylvania. Operation of the brewery commenced in January 2002 producing carbonated malt-based beverages including Smirnoff Ice on behalf of Diageo PLC. TLC provides these services under a cost plus fee basis under a multi-year term service contract. TLC does not own, lease, or have any capital exposure related to this facility.

The third dedicated facility management project commenced in May 2002 and entails TLC staffing and managing the operations of a 400,000 square foot dry distribution facility located in Knoxville, Tennessee. This facility is designed to provide centralized distribution for ConAgra Foods' non-perishable products in the Midwest region of the United States. TLC provides these services on a cost plus fee basis under a multi-year term service contract. TLC does not own, lease, or have any capital exposure related to this facility.

The fourth dedicated facility management project commenced in August 2002 and entails TLC staffing and managing the operations of a 340,000 square foot dry distribution facility for ConAgra Foods located in Jacksonville, Florida, serving the Southeast region of the United States. TLC provides these services on a cost plus fee basis under a multi-year term service contract. TLC does not own, lease, or have any capital exposure related to this facility.

The fifth dedicated facility management project commenced in August 2002 and entails TLC staffing and managing the operations of a 3.5 million cubic foot refrigerated warehouse facility in Rochelle, Illinois for Sara Lee Corporation. This facility provides centralized distribution for Sara Lee's refrigerated and frozen food products for the Midwest region of the United States. This facility was sold to Sara Lee Corporation by TLC in May 2002 for $9.8 million. TLC was awarded a contract to operate this facility for Sara Lee on a cost plus fee basis under a multi-year term services agreement. TLC does not own this facility, nor does it have any capital exposure related to the facility. As a part of its services agreement, TLC leases this facility from Sara Lee Corporation under a reimbursement agreement, which obviates any financial exposure.

The sixth dedicated facility management project commenced in January 2003 and entails TLC staffing and managing the operations of a 4.8 million cubic foot refrigerated distribution center for Sara Lee Corporation located in Phoenix, Arizona. This facility commenced operations in February 2003 and serves as a centralized point of distribution for Sara Lee's refrigerated and frozen food products for the Southwest region of the Unites States. TLC provides these services on a cost plus fee basis under a multi-year term service contract. TLC does not own, lease, or have any capital exposure related to this facility.

The seventh dedicated facility management project commenced in February 2003 and entails TLC staffing and managing the operations of a 400,000+ square foot dry distribution center for ConAgra Foods located in Ontario, California. This facility will provide centralized distribution for ConAgra Foods' non-perishable products for the Southwest region of the United States. TLC will provide these services to ConAgra Foods on a cost plus fee basis for a multi-year term service contract. TLC does not own, lease, or have any capital exposure related to this facility.

TLC believes it is the eleventh largest provider of public refrigerated warehouse space in North America. All of TLC's refrigerated facilities are modern and efficient single story buildings at dock height elevation and are fully insulated. TLC's refrigerated logistic centers are as follows:

         - Rochelle Logistic Center, located in Rochelle, Illinois, is TLC's largest refrigerated warehouse operation, initially constructed in 1986. Currently this location is comprised of 10,600,000 cubic feet of capacity having undergone four capacity expansions in 1988, 1990 and 1993. All space is capable of temperatures of -20(degree)F to ambient. Rochelle Logistic Center is strategically located at the intersection of two main line East-West railroads, the Burlington Northern and the Union Pacific, and at the cross roads of two interstate highways, I-39 and I-88. Rochelle Logistic Center serves the Midwest distribution needs of national food companies. It also operates a short line (Class III) railroad under a long-term agreement with the City of Rochelle, Illinois. In this capacity it provides railcar switching for all industries served by the City of Rochelle lead rail track. Total volume is approximately 5,000 railcars per year.

         - Beaver Dam Logistic Center, located in Beaver Dam, Wisconsin, was originally constructed in 1975. Since 1975, this facility has undergone three freezer additions, the most recent in 1991, and today is comprised of 7,200,000 cubic feet of freezer storage space. Beaver Dam Logistic Center serves distribution related customers as well as vegetable and cranberry processors. This facility's unique capabilities involve value-added services for vegetable processors including IQF.

         - Milwaukee Logistic Center, located in Wauwatosa, Wisconsin, was originally constructed in 1954. There have been six expansions of this facility, and today the Milwaukee Logistic Center facility comprises 4,300,000 cubic feet of which 3,754,000 cubic feet is freezer capacity and 546,000 cubic feet is cooler space. This facility has multi-temperature refrigerated storage ranging from -20(degree)F to +40(degree)F and daily blast freezing capacity of 300,000 pounds. In 2002, this facility underwent a significant upgrade, building a new engine room, which provides the entire facility and a third-party with refrigeration. An additional 3,000,000 cubic feet of company-owned refrigerated and processing space adjacent to the Milwaukee Logistic Center facility is leased to a third-party retail grocery company on a long-term basis expiring in January 2005 with five extensions to renew for additional ten-year terms.

         - Kalamazoo Logistic Center, located in Kalamazoo, Michigan, has two distribution centers. Facility #1 is a 3,300,000 cubic foot facility with 1,100,000 cubic feet of freezer capacity, 400,000 cubic feet of cooler capacity and 1,800,000 cubic feet of dry storage capacity. This location services a number of distribution customers in the Midwest and is strategically located at the crossroads of I-94 and US 131 in Michigan, equal distance between Chicago and

                  Detroit. Facility #2 is located adjacent to Facility #1 and is comprised of 2,800,000 cubic feet of cooler capacity, all of which is dedicated to one large distribution customer under a five-year operating agreement. These facilities are held under long-term leases, which expire in 2010 and 2008, respectively.

         - The Company also operates three transportation equipment maintenance facilities in Kalamazoo, Michigan (10,000 square feet), Erie, Pennsylvania (18,500 square feet) and Murfreesboro, Tennessee (5,000 square feet). Given these strategic locations, substantially all maintenance on its fleet of trucks is performed in-house.

         - Holland Logistic Center, located in Holland, Michigan, has undergone a number of expansions over the years, with a major reconstruction in 1983. This refrigerated facility comprises 2,100,000 cubic feet of storage capacity of which 1,300,000 cubic feet is freezer capacity, 400,000 cubic feet is cooler capacity and 400,000 cubic feet is convertible between freezer and cooler capacity. Holland Logistic Center services both distribution customers as well as fruit growers in Western Michigan. This location is situated on a CSX rail spur with two refrigerated rail docks. This facility is held under a long-term lease, which expires April 2011.

         - In 2000, TLC acquired the Paw Paw Logistics Center, a 2,500,000 cubic foot refrigerated facility located in Paw Paw, Michigan. This multi-temperature facility is located 15 miles west of the Kalamazoo facilities on Interstate 94. This site has 16 acres of land and the warehouse can be expanded by an additional 300,000 cubic feet. In addition as a part of the acquisition, TLC received an option to purchase 90 additional acres of land contiguous to the facility. The Paw Paw Logistics Center was initially constructed in 1981 and under went two expansions in 1984 and 1990. In early 2000, TLC completed an extensive upgrading and re-racking of this facility.

In addition to the refrigerated distribution centers described above, TLC operates a network of owned and leased dry (non-refrigerated) distribution centers comprising over 1,000,000 square feet of storage capacity. Dry distribution centers are located in Zeeland (2) and Kalamazoo, Michigan; Munster, Indiana and Dayton, New Jersey. Additionally, TLC contracts with approximately 22 dry warehouse facilities to provide warehousing and order fulfillment services on behalf of its clients under long-term logistic management services contracts.

TLC's customers consist of international, national, regional and local firms engaged in food and beverage manufacturing, consumer and industrial product manufacturing, wholesale distribution and retailing. During 2002, TLC's top 10 customers accounted for approximately 54.1 percent of total consolidated revenues. One of TLC's customers accounted for approximately 25.3 percent of total consolidated revenues in 2002 and 19.4 percent of total consolidated accounts receivable at December 31, 2002. TLC currently services approximately 1,900 customers.

Competition in integrated logistic services is on a international, national, regional and local basis with a predominant emphasis on transportation services. At present, there are no known direct competitors providing the full scope of warehousing, transportation, logistic management and facility management services across the full range of temperatures as provided by TLC. However, each of TLC's individual business lines is highly fragmented with many local, regional, national and international competitors, especially in the transportation, dry and refrigerated warehousing industries. TLC believes it has a competitive edge in its ability to provide fully integrated logistic services designed to its customers' distribution needs, which may, but would not necessarily, include utilizing TLC's network of strategically located refrigerated and dry distribution centers, transportation equipment, and logistic management services. TLC's revenues and earnings can be affected by changes in competitive pricing in both transportation and warehousing operations, particularly at the local level; poor achievement of performance standards established under contractual service agreements; harvest yields of certain vegetable and fruit crops grown in the Upper Midwest; changes in customers distribution patterns or channels; industry consolidation of its customers and/or competitors; changes in short-term interest rates; general economic conditions; and energy costs, particularly diesel fuel and electric power.

TLC holds a trademark on its name and logo. No other trademarks, patents, licenses, franchises or concessions are considered material to its business.

Expenditures for research and development and compliance with environmental regulations have not been, and are not anticipated to be, significant.

PRODUCT SALES

Product Sales include the manufacturing of frozen and refrigerated glass door and reach-in display cases used by grocery, convenience and drug store chains for merchandising of food, beverage and floral products through Zero Zone and operations in food distribution related to supplying municipal school districts with commodity and non-commodity food products. The Company also designs and manufactures refrigeration and power distribution control systems for use by retail grocery chains, convenience and drugstore chains, industrial facilities and ice rinks.

Zero Zone, headquartered in North Prairie, Wisconsin currently owns and operates three manufacturing facilities and leases one warehouse for offsite storage of finished products.

Zero Zone's headquarters and manufacturing facility was built in 1995. With a 1999 addition plus a small, adjacent building purchased in 2000, this facility has a total of 119,000 square feet under roof. Zero Zone's operations at this plant consist of light manufacturing, primarily heat exchange equipment assembly, panel molding and case assembly operations. A full line of reach-in cases produced at this facility is marketed under the Company's Maximizer(R) label. The different configurations include 1, 2, 3, 4, and 5 glass-door line-ups, back-to-back, and wrap-around refrigerated display cases.

Zero Zone's second manufacturing facility is located four miles east of North Prairie in Genesee, Wisconsin. This 34,000 square foot facility is primarily utilized for production of display casements with self-contained refrigeration equipment including the Open Merchandiser Cooler (OMC) Line. Zero Zone renovated the Genesee location in 2000 to accommodate the OMC product line. This product line maintains safe product temperatures of 41(degree)F or lower, as required by food regulatory authorities.

The Company's third facility houses Zero Zone Refrigeration in Ramsey, Minnesota, which was acquired in February 2002. This Company manufactures mechanical houses and refrigeration racks used to power and control the refrigeration systems, electrical panels, air conditioning and stand-by power for supermarkets, convenience and drug stores, industrial applications and ice rinks. The addition of refrigeration systems to Zero Zone's product offering allows the Company to provide an integrated package of display cases and refrigeration systems to its customers.

Zero Zone also currently leases a warehouse in Waukesha, Wisconsin used for storage of finished refrigerated display case products. The current lease of 79,000 square feet of space expires August 31, 2005.

Competition in commercial refrigeration equipment manufacturing varies depending on the market segment being served. Zero Zone is primarily a supplier to retailers engaged in grocery, drug and convenience stores. Zero Zone also sells to refrigeration contractors, dealers, and food wholesalers in 2002. Zero Zone's top 10 customers accounted for approximately 14.6 percent of total consolidated revenues. One Zero Zone customer represented approximately 11.8 percent of total consolidated revenues in 2002. Zero Zone's active customer list includes approximately 500 customers. At December 31, 2002 Zero Zone's backlog totaled $8,309,000.

Zero Zone's competition consists of larger companies that supply a complete line of refrigerated equipment while Zero Zone's specialty is glass door and open-faced, reach-in display cases and refrigeration systems, two significant, high dollar volume niches. Zero Zone's direct competitors include divisions of large Fortune 500 companies such as Hussmann International, division of Ingersoll Rand Company Limited; Tyler, division of United Technologies Corporation; Hill-Phoenix, division of Dover Corp. and Kysor, division of Enodis plc. Zero Zone believes it has a competitive advantage in its product quality, performance and service, along with a flexible manufacturing process that allows for shorter lead times and quicker response to its customers' construction and refurbishment schedules.

Zero Zone revenues and earnings can be affected by the loss of a significant customer, industry consolidation among customers and/or competitors, loss of material vendors, changes in competitive pricing, raw material cost changes, changes in distribution channels, the activity level of new construction and refurbishment of grocery and chain store retailers, availability of skilled labor, interest rates, and general economic conditions.

EMPLOYEES

The following table shows the number of full-time C2, TLC and Zero Zone employees at the dates indicated.

                    FULL-TIME EMPLOYEES AT FEBRUARY 28,
                    -----------------------------------
                     2003           2002          2001
                    ------         ------        ------
C2                      9             10            11
TLC                 1,603          1,050         1,005
Zero Zone             251            184           185
                    -----          -----         -----
   TOTAL            1,863          1,244         1,201

EXECUTIVE OFFICERS OF THE COMPANY

                                          POSITION AND PRINCIPAL OCCUPATION
       NAME              AGE                 DURING THE LAST FIVE YEARS
------------------      ------       ----------------------------------------------
William T. Donovan        51         President and Chief Executive Officer of C2 (1)

David J. Lubar            48         Chairman of C2 (2)

0yvind Solvang            44         Vice President of C2 (3)

         (1) Mr. Donovan served as Chairman and Chief Financial Officer of the Company from December 1997 to July 24, 2000, when he was named the Company's President and Chief Executive Officer. He served in the capacity of President, Chief Financial Officer and Executive Vice President as an executive officer of Christiana for more than the last five years. He was a principal of Lubar & Co. (private equity investment) for more than five years. Mr. Donovan is a director of Grey Wolf, Inc.

         (2) David J. Lubar served as President of the Company from December 1997 to July 24, 2000, when he was named the Company's Chairman. Mr. Lubar has been a principal of Lubar & Co. located in Milwaukee, Wisconsin since 1983.

         (3) Oyvind Solvang has been Vice President of C2, Inc. since December 1997. Mr. Solvang has served as President of Cleary Gull Reiland & McDevitt, Inc., an investment banking firm, located in Milwaukee, Wisconsin from January 1996 to October 1996 and Chief Operating Officer from October 1995 to January 1996.

Sheldon B. Lubar, a director of the Company, is the father of David J. Lubar and father-in-law of 0yvind Solvang. None of the other directors or executive officers are related to each other. The term of office of each of the executive officers expires at the annual meeting of directors.

INDUSTRY SEGMENTS

Financial information concerning the Company's industry segments is included in Note H to the Consolidated Financial Statements contained in Item 8 of this Form 10K.

ITEM 2.   PROPERTIES
          WAREHOUSING FACILITIES

At December 31, 2002, TLC directly owned or leased twelve warehouse facilities in five states. Of this total, seven are public refrigerated with the balance being non-refrigerated facilities. Refrigerated warehousing operations are conducted through seven public logistic centers located in Wisconsin (2), Michigan (4), and Illinois (1). TLC's refrigerated facilities are large single-story buildings constructed at dock height with full insulation and vapor barrier protection. Refrigeration is provided by screw-type compressors all of which employ ammonia-based cooling systems. The facilities are strategically located and well served by rail and truck.

TLC's refrigerated warehouse facilities are described in the following table:

                                                                             TOTAL STORAGE SPACE
            FACILITY                                LOCATION               (CUBIC FEET IN MILLIONS)    TYPE OF FACILITY
----------------------------------           -----------------------       ------------------------   -------------------
Rochelle Logistic Center I                   Rochelle, IL                           10.6              Distribution
Beaver Dam Logistic Center                   Beaver Dam, WI                          7.2              Distribution/Production
Milwaukee Logistic Center                    Milwaukee, WI                           4.3              Distributione, WI
Paw Paw Logistic Center                      Paw Paw, MI                             2.5              Distribution
Kalamazoo Logistic Center I (1)(2)           Kalamazoo, MI                           3.3              Distribution
Kalamazoo Logistic Center II (1)             Kalamazoo, MI                           2.8              Distribution
Holland Logistic Center (1)                  Holland, MI                             2.1              Distribution/Production
                                                                                    ----
    TOTAL                                                                           32.8
                                                                                    ====

(1) Leased facility

(2) Includes 1,800,000 cubic feet of non-refrigerated storage capacity.

At both the Rochelle and Beaver Dam Logistic Centers, the Company owns substantial additional acreage available for expansion. In addition, the Company has an option to purchase 90 additional acres of contiguous land for future expansion and development at the Paw Paw Logistic Center. This option expires January 5, 2004.

At December 31, 2002, TLC directly operated five public non-refrigerated or dry warehouse distribution facilities located in Michigan (3), Indiana and New Jersey. Zeeland Distribution Center II, located in Zeeland, Michigan is a Company-owned facility. All other dry facilities are held under leases and generally serve the distribution requirements of customers on a month-to-month basis. These facilities are single story block or metal construction buildings. All dry facilities are constructed at dock height and are approved as food grade storage facilities.

         TLC's dry warehouse facilities are described on the following table:

                                                                    TOTAL STORAGE
                                                                        SPACE
                                                                     (SQ. FT. IN            TYPE OF
          FACILITY                            LOCATION                THOUSANDS)            FACILITY
-----------------------------               -------------           -------------           --------
Zeeland Logistic Center I (1)               Zeeland, MI                 202                   Public
Zeeland Logistic Center II                  Zeeland, MI                 220                   Public
Michigan Distr. Center I (1)                Kalamazoo, MI               125                   Public
Munster Logistic Center (1)                 Munster, IN                 446                   Public
Dayton Logistic Center (1)                  Dayton, NJ                   90                   Public
                                                                      -----
    TOTAL                                                             1,083
                                                                      -----

(1) Leased facility.

TLC owns one maintenance and operations facility and leases two additional facilities. These facilities provide maintenance services and bases for operations for TLC's fleet of tractors and trailers, and are located in Kalamazoo, Michigan (owned), Erie, Pennsylvania (leased) and Murfreesboro, Tennessee (leased).

Zero Zone currently owns and operates three manufacturing facilities and leases one warehouse for offsite storage of finished products. Zero Zone's headquarters and main manufacturing facility was built in 1995. The original plant consisted of 61,000 square feet and was expanded in 1999 by an additional 52,000 square feet. This facility is used for the manufacture of reach-in merchandising cases. Zero Zone's second manufacturing facility is located four miles east of North Prairie in Genesee, Wisconsin. This 34,000 square foot facility is primarily utilized for production of display casements with self-contained refrigeration equipment including the Open Merchandiser Cooler (OMC) line.

In 2000, Zero Zone purchased a 6,300 square foot building and 2.47 acres of land directly adjacent to its North Prairie facility to house a display center to exhibit product for customer visits.

Zero Zone also currently leases a warehouse in Waukesha, Wisconsin used for storage of finished refrigerated display case products. The current lease of 79,000 square feet of space expires August 31, 2005.

The Company's third manufacturing facility is located in Ramsay, Minnesota. Acquired in February 2002, Zero Zone Refrigeration manufactures mechanical houses and refrigeration racks used to power and control the refrigeration systems, electrical panels and stand-by power for supermarkets, convenience and drug stores, industrial applications and ice rinks. This 80,000 square foot building houses engineering, sales and manufacturing.

ITEM 3.   LEGAL PROCEEDINGS.

From time to time, TLC and Zero Zone, in the normal course of business, are involved in litigation incidental to the conduct of their businesses. The Company does not believe that the ultimate disposition of any currently pending claims, individually or in the aggregate, would have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders during the quarter ended December 31, 2002.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS.

The common stock of the Company was originally listed on the Nasdaq Small Cap Market effective March 5, 1999. On June 4, 1999 the Company's common stock was listed on the Nasdaq National Market. The table below sets forth the reported high and low sales prices as reported by Nasdaq for the quarters ended March 31, 2001 through March 13, 2003.

                                              2003                       2002                      2001
                                      ----------------------     --------------------      --------------------
QUARTER ENDED                           HIGH          LOW          HIGH         LOW         HIGH         LOW
-------------                         --------      --------     --------     -------      -------     --------
March 31*                             $ 16.580      $ 11.100     $  8.590     $ 6.000      $ 7.750     $  5.625
June 30                                                             9.750       7.130        7.750        6.000
September 30                                                        8.600       6.680        7.000        6.000
December 31                                                        13.939       5.900        8.750        4.750

* Ten weeks ended March 13, 2003

At March 13, 2003, there were approximately 117 shareholders of record and over 400 round lot holders. There have been no dividends paid, and based on the Company's strategic business plan of reinvesting cash flow, none are anticipated in the near future.

RECENT SALE OF UNREGISTERED SECURITIES:

On December 31, 2002, the Company acquired the remaining 29.4 percent equity interest in Zero Zone that the Company did not own. In consideration for the remaining equity interest of Zero Zone, the Company issued to the six shareholders of Zero Zone other than the Company, a total of 190,000 shares of the Company's common stock valued for purposes of the transaction at an aggregate value of $2,561,000. The shares issued in connection with this transaction were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption from registration thereunder available under Section 4(2) of the Securities Act.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Company's equity compensation plans as of December 31, 2002:

                                                                                               Number of securities
                                                                                             remaining available for
                                                                                              future issuance under
                                    Number of securities                                       equity compensation
                                   to be issued upon the           Weighted-average              plans (excluding
                                    upon the exercise of          exercise price of          securities reflected in
    Plan category                 outstanding options (1)        outstanding options            the first column)
    -------------                 -----------------------        -------------------         -----------------------
Equity compensation
plans approved by
security holders                          405,000                       $4.47                        115,000

Equity compensation                         None                         n/a                           None
plans not approved by                       ----                         ---                           ----
security holders
Total                                     405,000                       $4.47                        115,000
                                          =======                                                    =======

    (1) Represents options to purchase the Company's Common Stock granted under the 1998 Equity Incentive Plan, which was approved by the Company's shareholders.

ITEM 6.   SELECTED FINANCIAL DATA.

Selected Financial Data is provided under the caption "Five Year Financial Information", which is included on page 43.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

The Company's consolidated revenues increased 25.8 percent to $267,238,000 in 2002 compared to 2001. The Company's consolidated revenues in 2002 included $195,774,000 of logistic services, reflecting year-to-year growth of 32.6 percent and product sales of $71,464,000, which increased 10.3 percent due primarily to the acquisition of Zero Zone Refrigeration in January 2002.

The increase in revenues from logistic services in 2002 was attributable to strong growth in dedicated facility projects, transportation operations and Logistic management services. Revenues attributable to warehousing operations in 2002 increased slightly from those recorded in 2001 due to increased utilization and price increases offset by the sale of one of the Company's refrigerated warehouses in May 2002.

Increased product sales in 2002 were primarily attributable to the acquisition of Zero Zone Refrigeration, partially offset by lower sales of food products due to the loss of certain Michigan school districts during the year. The Company continues to market its services in non commodity food products to school systems in regions of Michigan, Indiana, and Illinois and has been awarded a five-year contract to provide certain food products to regions in the state of Michigan for additional volume commencing August 2003, which is expected to improve capacity utilization in one of its warehouse facilities in Michigan as well as it transportation fleet. Sales of refrigerated casements in 2002 were up slightly over those recorded in 2001, reflecting the generally depressed level of capital spending in retail grocery, convenience and drug store chains, which continued throughout 2002. Lower levels of volume throughout the retail chain industry resulted in aggressive price discounting for new sales programs, which required the Company to respond accordingly.

The direct margin attributable to logistic services in 2002 was 11.3 percent, down from 12.1 percent in 2001, reflecting higher growth of lower margin services in dedicated facility projects, logistic management services and transportation operations as compared to warehousing operations. However, growth in these areas is consistent with the Company's strategy of emphasizing growth in non-asset based services, which leverage the Company's existing infrastructure, technology and personnel without requiring additional capital investment. Included in the Company's facility management services activities are long-term contractual management services to staff and operate facilities, which are cost plus fee arrangements. During 2002, the company started up four large new facility management projects under multi-year term service contracts. Two additional projects have been contracted and will start up in the first quarter of 2003.

The direct margin attributable to product sales in 2002 was 19.0 percent, which is a slight decrease compared to last year's level of 20.3 percent. The decrease in margin is due in part to the acquisition of Zero Zone Refrigeration, which generated lower margin as volume was lower than anticipated, lower volume of food product sales to school districts and competitive price pressure for sales of refrigerated casements to new account relationships.

Depreciation and amortization expense in 2002 was $7,508,000 compared to $8,153,000 reported for 2001. In May 2002, TLC sold a refrigerated warehouse facility, which reduced depreciation expense in 2002. Additionally, the Company incurred depreciation expense on new capital expenditures. In 2002, the Company became subject to the adoption of the new accounting standard that eliminated amortization of goodwill and indefinite-lived intangible assets, the result of which reduced amortization in 2002 by $537,000.

Selling, general and administrative expenses in 2002 totaled $18,389,000, or 6.9 percent of total revenues, compared to $15,425,000, or 7.3 percent for the same period in 2001. Absolute growth in selling, general and administrative expenses is attributable to increased volume and the addition of Zero Zone Refrigeration. However, aggressive cost management initiatives enabled these expenses to be a lower percentage of total revenues in 2002 than in the prior year. Strong growth in volume in logistics services was also a contributing factor in the improvement of this expense ratio.

Consolidated earnings from operations in 2002 total $9,889,000, representing a
31.9 percent increase compared to $7,495,000 reported in 2001. Higher operating income in 2002 was due to growth in logistic services with the addition of incremental fee income attributable to new facility management projects commenced during 2002, partially offset by margin pressure in display case product sales and lower volume of food product sales.

Consolidated net interest expense in 2002 was $3,976,000 compared to $5,051,000 reported for 2001, reflecting a 21.3 percent decline in this expense. The decrease in interest expense in 2002 was primarily attributable to the decline in short-term interest rates, the sale of a refrigerated warehouse for $9,800,000, which reduced TLC's revolving credit outstandings by a like amount and an additional $6,067,000 of debt reduction at TLC from internally generated cash flow, offset by an increase in debt of $3,400,000 associated with the acquisition and working capital requirements of Zero Zone Refrigeration. In order to reduce the Company's exposure to higher interest rates in the future, both TLC and Zero Zone entered into a series of interest rate swap transactions beginning on September 28, 2001 and continuing through January 8, 2002. These swap transactions effectively converted $28,420,000 of floating rate debt to fixed rate debt while enabling the Company to benefit from earned incentive based reductions in the spread paid over LIBOR.

The effective tax rate in 2002 was 43 percent, compared to 42 percent in 2001. The increase was the result of higher state taxes, particularly the State of Michigan, partially offset by the reduction in nondeductible goodwill.

In 2002, consolidated net earnings totaled $3,061,000, or $0.58 per diluted share, representing an increase of 277.0 percent compared to net earnings in 2001 of $812,000, or $0.16 per diluted share. The increase in net earnings is attributable to the significant growth in revenues and operating profitability in logistic services in 2002, which was a meaningful improvement over the prior year's results. Lower interest expense and the elimination of goodwill amortization were also contributing factors to the improvement in net earnings.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

The Company's consolidated revenues for 2001 totaled $212,445,000, compared to $183,450,000 reported for 2000, an increase of $28,995,000, or 15.8 percent. The Company's consolidated revenues in 2001 included $147,663,000 of logistics services, reflecting year-to-year growth of 30.2 percent, and product sales of $64,782,000, which declined 7.6 percent in 2001.

The increase in logistic services in 2001 was attributable to strong growth in logistic management services, transportation operations, and dedicated facility solutions. Revenues attributable to warehousing operations were lower by approximately 10 percent, due largely to the expiration of two contracts, one in refrigerated operations and one in dry warehousing.

The decline in product sales was attributable to lower volume of display cases, reflecting the generally low level of capital spending in the retail grocery, convenience and drug store chains, all of which were depressed throughout 2001.

The direct margin attributable to logistics services was 12.1 percent in 2001, down from 16.3 percent in 2000, reflecting continued higher growth in lower margin logistic management and facility management activities than in warehousing operations. However, such non-asset based logistics and facility management services have substantially lower capital requirements to fund growth than asset intensive warehousing operations.

The direct margin attributable to product sales in 2001 was 20.3 percent reflecting a decrease over the prior year's level of 23.1 percent. The decrease in margin is largely attributable to lower volume and price pressure.

Depreciation and amortization expense in 2001 was $8,153,000 compared to $7,895,000 reported for 2000. The 3.3 percent increase resulted from a full year of depreciation on capital expenditures of $9,845,000 made in 2000.

Selling general and administrative expenses in 2001 totaled $15,425,000, or 7.3 percent of total revenues, compared to $15,623,000, or 8.5 percent in 2000. Aggressive cost containment strategies were employed at both TLC and Zero Zone. Lower commission expense resulting from the decline in product sales volume was also a contributing factor to the reduction in expenses in 2001.

Consolidated earnings from operations for 2001 totaled $7,495,000, compared to $11,153,000 reported for 2000, reflecting a 32.8 percent decline. Lower volume in product sales was the principal factor impacting operating profit in 2001. Margin pressure resulting from increased competitive pricing experienced in logistic services and product sales was also a contributing factor in the decline in operating earnings in 2001.

Consolidated net interest expense in 2001 was $5,051,000, compared to $5,899,000 reported for 2000. The decrease in interest expense was primarily attributable to the decline in short-term interest rates. In addition, consolidated funded debt was reduced during 2001 by $6,441,000, which contributed to the decline in interest expense.

The effective tax rate in 2001 was 42 percent compared to 43 percent in 2000.

In 2001, consolidated net earnings totaled $812,000, or $0.16 per share fully diluted, down 59.3 percent from the prior year's net earnings of $1,995,000, or $0.38 per share fully diluted. The decline in 2001 net earnings was due to lower earnings from operations primarily attributable to reduced volume of product sales at Zero Zone and to a lesser extent, lower operating margins at both Zero Zone and TLC as previously noted.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at December 31, 2002 totaled $4,483,000 compared to $2,539,000 at December 31, 2001. The Company's working capital at December 31, 2002 was $4,003,000 compared to $7,924,000 at December 31, 2001. Working capital declined in 2002 due to an increase in accrued liabilities attributable primarily to the Company's growth during the year and an increase in short-term debt associated with funding the working capital needs of Zero Zone Refrigeration, which was acquired in February 2002.

Operating activities in 2002 provided cash of $12,291,000 compared to $10,666,000 provided in 2001. In 2002, cash provided by operating activities was derived primarily from net earnings of $3,061,000, depreciation and amortization expense of $7,508,000 and a net decrease in working capital accounts of $498,000.

Net cash used by investing activities in 2002 totaled $4,986,000, which compares to a use of cash in 2001 in investing activities of $3,980,000. The major component in the use of cash was capital expenditures made in 2002 of $5,070,000. Capital expenditures in 2002 were comprised of $1,922,000 related to buildings and improvements, $1,001,000 associated with information system investments, $218,000 of transportation equipment, $798,000 for machinery and equipment, $821,000 for capital additions at Zero Zone and $310,000 for other miscellaneous capital expenditures.

Cash flows used in financing activities totaled $5,361,000 in 2002 compared to $6,441,000 used in 2001. The major components of cash flows used in financing activities in 2002 were the repayments of long-term debt. During 2002, TLC reduced long-term debt by $15,867,000 funded by the sale of a refrigerated warehouse in Rochelle, Illinois for $9,800,000 and the balance of $6,067,000 by internally generated cash flows. At Zero Zone, debt increased by $706,000, net related to the acquisition of Zero Zone Refrigeration.

On June 8, 2001, TLC entered into an amended and restated credit agreement with its bank group. The new credit facilities include a $40,000,000, 5-year reducing revolving credit agreement and a $25,000,00, 5-year term loan. The revolving credit facility steps down $2,000,000 per year beginning July 1, 2002, with a final maturity of $32,000,000 on June 30, 2006. The term loan amortizes $416,666 per quarter commencing September 30, 2001, with a final payment due on June 30, 2006. At December 31, 2002, outstanding indebtedness under these facilities totaled $41,217,000. Unused borrowings under the revolving credit agreement totaled $19,200,000 at December 31, 2002. During 2002, TLC's performance related to increased earnings before interest, taxes, depreciation and amortization ("EBITDA") and reduced debt enabled a reduction in the interest rate spread charged under its revolving credit and term loan agreements. The spread over LIBOR was reduced in total by 125 basis points, the full impact of which will be realized in 2003. As of December 31, 2002, TLC was in full compliance with all required covenants related to earnings, net worth and cash flows.

On September 28, 2001, TLC entered into two Interest Rate Swap agreements ("Swaps"), which effectively fixed the interest rate payable by TLC on (a) $5,000,000 of outstanding debt for the period to October 2, 2004, and (b) $5,000,000 of outstanding debt for the period to June 30, 2006. The effective interest rate for each Swap was fixed at 3.92 percent and 4.47 percent, respectively, plus the LIBOR spread, which is subject to reduction based on TLC's leverage ratio, as defined. At December 31, 2002, the fixed interest rates for the underlying principal under the Swap transactions were 5.92 percent and
6.47 percent, respectively.

On October 31, 2001, TLC entered into two more Swaps, which effectively fixed the interest rate payable by TLC on (a) $5,000,000 of outstanding debt for the period to November 2, 2004 , and (b) $5,000,000 of outstanding debt through June 30, 2006. The effective interest rate for each Swap was fixed at 3.6725 percent and 4.3175 percent, respectively, plus the LIBOR spread, which is subject to reduction based on TLC's leverage ratio, as defined. At December 31, 2002, the fixed interest rates for the underlying principal under the Swap transactions were 5.6725 percent and 6.3175 percent, respectively.

At TLC, the unrealized depreciation on these Swap transactions at December 31, 2002 was $583,000, net of tax, which was recorded as a separate component of equity in other comprehensive income. The Company does not anticipate realizing any gain or loss on these swap transactions, as it is the present intention to hold them to maturity, thereby providing a level of protection against higher interest rates.

Zero Zone completed a financing package on August 31, 1999 with a major commercial bank. The package contains two bond issues and a demand line of credit. The first facility is a tax-free Industrial Revenue Bond issue in the amount of $3,420,000 that was issued through the State of Wisconsin. This bond has a 20-year life with no annual amortization and carries a seven-day variable interest rate, which was 1.7 percent at December 31, 2002. The second issue is a taxable Industrial Revenue Bond in the original amount of $6,000,000 issued through a bank. This bond has a 12-year maturity schedule with annual principal repayments of $500,000. The interest rate on the second bond is also a seven-day variable interest rate, 1.6 percent at December 31, 2002. The amount outstanding at December 31, 2002 was $4,500,000. Both bonds are secured by letters of credit issued by a major commercial bank.

The interest rate on Zero Zone's $7,500,000 line of credit, which is secured by Zero Zone's assets, is based on LIBOR plus an amount that varies according to a pricing grid determined by the ratio of funded debt to EBITDA. At December 31, 2002, Zero Zone had $4,470,000 in outstanding borrowings under this facility bearing an interest rate at December 31, 2002 of 2.88%.

As part of the acquisition of Zero Zone Refrigeration on February 5, 2002, two debt issues were assumed. The first is a tax-free bond in the amount of $3,100,000, issued by the State of Minnesota. The bond issue date was April 1, 2000 and has a 20-year life with annual principal payments of $85,000 in 2002, increasing to $285,000 in 2020. The beginning interest rate on the bond was 5.25% increasing to 7.25%. The bond's outstanding balance at December 31, 2002 was $3,015,000. The second debt issue is an equipment note from the City of Ramsey in the amount $300,000. At December 31, 2002 $242,000 was outstanding. This note has a 10-year life with annual amortization of $34,766 of principal and interest. The interest rate on this note is 3.00%.

At December 31, 2002 Zero Zone had unsecured senior subordinated indebtedness in the amount of $1,350,000 to former shareholders. The interest rate on this debt is 8.00%. Payment of $1,000,000 is due March 12, 2003 and the final payment of $350,000 is due March 12, 2004. Zero Zone has $1,500,000 of unsecured junior subordinated indebtedness to former and existing shareholders. The interest rate is 8.5% of which 3.4% is paid in cash and 5.1% is payment-in-kind. Payment of $500,000 per year is due beginning December 31, 2005. Included in subordinated indebtedness is $319,000 owing to an officer of Zero Zone.

On November 2, 2001, Zero Zone entered into an Interest Rate Swap agreement with a major commercial bank. This agreement effectively fixes the interest rate payable on the taxable Industrial Revenue Bond in the original amount of $5,000,000 at 4.53% until August 1, 2011. On January 8, 2002, Zero Zone entered into a second Interest Rate Swap agreement. This agreement effectively fixes the interest rate payable on the $3,420,000 tax-free Industrial Revenue Bond at 4.135% until January 3, 2012. At December 31, 2002, these Swaps had unrealized depreciation of $360,000, net of tax, which was recorded as a separate component of equity in other comprehensive income. The Company does not anticipate realizing any gain or loss on these swap transactions, as it is the present intention to hold them to maturity, thereby providing a level of protection against higher interest rates. The ineffectiveness of the swaps is insignificant.

As of December 31, 2002, Zero Zone was in compliance with, or has secured waivers and amendments relating to all required covenants associated with required cash flow, earnings and net worth covenants under its debt agreements.

On December 31, 2002, C2 acquired the remaining 29.4 percent of Zero Zone. The consideration paid was 190,000 shares of C2 stock at a value of $2,561,000.

At year-end, the Company had in place a $15,000,000 unsecured line of credit facility, renewable annually, for general corporate purposes. There were no borrowings under this facility in 2002.

The Company's current sources of capital include: cash generated from operations, existing cash resources, which at year-end totaled $4,483,000 and unused availability under existing credit facilities totaling approximately $37,230,000. The Company believes these resources are sufficient to fund projected cash requirements related to current operations. Anticipated capital expenditures for 2003 are not expected to exceed those incurred in 2002.

The Company continues to evaluate new acquisitions in areas of strategic importance to existing operations, as well as, in new lines of business. Future acquisitions may be funded through cash balances; cash flows from operations; existing credit facilities; potential new credit facilities; and/or the issuance of equity securities through an underwritten offering, a rights offering to shareholders or otherwise.

As of December 31, 2002, the Company had no material capital commitments.

CRITICAL ACCOUNTING POLICIES: The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). This requires management to make estimates and judgments that affect reported amounts and related disclosures. Actual results could differ from those estimates. The Company considers the following policies to be the most critical in understanding the judgments that are involved in the preparation of the Company's consolidated financial statements and the uncertainties that could impact the Company's financial condition, results of operations and cash flows.

REVENUE RECOGNITION: The Company recognizes and earns revenue when all of the following circumstances are satisfied: persuasive evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assumed and delivery has occurred or services have been rendered.

GOODWILL AND OTHER INTANGIBLE ASSETS: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized; however, they must be tested for impairment periodically, or more frequently under certain circumstances, and written down when impaired. The impairment assessment and purchase price allocation process requires management estimates and judgment as to expectations for future cash flows of the business and application of those cash flows to identifiable intangible assets in determining the estimated fair value for allocation purposes. If the actual results differ from the estimates and judgments used in the purchase price allocation, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration in amortization expense. The Company is subject to financial statement risk to the extent that goodwill becomes impaired. Any impairment review is, by its nature, highly judgmental as estimates of future sales, earnings and cash flows are utilized to determine impairment. There was no impairment of goodwill upon adoption of SFAS No. 142, nor upon the Company's subsequent testing.

NEW ACCOUNTING STANDARDS

In November 2002, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party; performance guarantees involving contracts, which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. The Company does not expect that FIN 45 will have a material effect on its financial condition, results of operations or cash flows.

FINANCIAL MARKET RISK

The Company's interest expense is sensitive to changes in the interest rates in the U.S. and foreign markets. In this regard, changes in U.S. and foreign interest rates affect interest payable on the Company's borrowing under the Company's revolving credit agreement with TLC and multiple debt issues of both TLC and Zero Zone. The Company has utilized interest rate swaps in order to establish a fixed interest rate, subject to a spread reduction on $27,920,000 of its $56,662,000 variable rate obligations. If market interest rates had averaged 10 percent higher than actual levels in either 2002 or 2001, the effect on the Company's results of operations would not have been material.

The Company also has approximately $3,411,000 of long-term obligations, which are recorded at fixed interest rates. The potential loss in fair value of this debt on such fixed rate obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. The Company currently does not have any plans to repurchase its outstanding fixed-rate instruments and, therefore, fluctuations in the market interest rates would not have an effect on the Company's results of operations or shareholders' equity.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Following is a summary of the Company's contractual obligations and payments due by period following December 31, 2002 (in thousands):

                                                                                FOR YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------------------------------------
                                            TOTAL AT
                                          DECEMBER 31,
                                              2002            2003        2004        2005        2006        2007     THEREAFTER
CONTRACTUAL OBLIGATIONS                 --------------     ----------  ----------  ----------  ----------  ----------  ----------
Debt:
    Line of credit                          $  4,470        $ 4,470     $    --      $    --     $    --      $   --     $    --
    Revolving credit agreement                18,800             --          --           --      18,800          --          --
    Term loan                                 22,417          1,667       1,667        1,667      17,416          --          --
    Bonds payable                             10,935            590         595          600         610         615       7,925
    Subordinated Notes                         3,169          1,000         350          500         500         819
    Other                                        242             28          29           30          30          31          94
                                            --------        -------     ---------    -------     -------      ------     -------
       Total Debt                             60,033          7,755       2,641        2,797      37,356       1,465       8,019
Operating leases                              51,033         13,187      10,854        9,951       6,607       4,802       5,632
                                            --------        -------     ---------    -------     -------      ------     -------
Total contractual cash obligations          $111,066        $20,942     $13,495      $12,748     $43,963      $6,267     $13,651
                                            ========        =======     =========    =======     =======      ======     =======

FORWARD LOOKING STATEMENTS

Certain matters discussed in this Report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company "believes," "expects" or other words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements, including, among other, discussions of growth in the market and demand for services in third-party logistics, the outlook for growth in the market for new construction or refurbishment of grocery, drug and convenience stores, and thus demand for Zero Zone's products. Such forward-looking statements are subject to certain risks and uncertainties, which could cause actual results or outcomes to differ materially from those currently anticipated. Although the Company believes its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could affect actual results or outcomes include, without limitation:

         - Demand for warehousing, transportation, logistic services, refrigerated display and refrigeration control systems cases may be adversely affected by increases in interest rates, adverse economic conditions, increased energy costs, loss of a material customer or vendor, weather or other factors.

         - Growth in volume of services or products may be adversely affected by reduced ability to identify and hire qualified employees.

         - The Company's profitability may be adversely affected by increases in interest rates because a significant portion of the Company's capital structure is debt, a portion, which bears interest at variable interest rates.

         - The Company's profitability may be adversely affected by performance, which does not meet standards established in contractual agreements relating to transportation operations, logistics management, dedicated facility operations and product warranty.

         - Consolidation within the food industry or grocery, drug or convenience retailers could negatively impact the Company's customers.

         - The Company's market share may be adversely affected as a result of new or increased competitive conditions in warehousing, transportation or display case and refrigeration control systems manufacturing.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption "Management's Discussion and Analysis - Financial Market Risk" contained in Item 7 of the Form 10-K, is hereby incorporated by reference in answer to this item.

ITEM 8.   FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

See Index to Financial Information on page 24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

A report on Form 8-K was filed June 17, 2002, and incorporated by reference, to report the appointment of Deloitte & Touche LLP as the Company's independent auditors as the successor to Arthur Andersen LLP.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

The information required by this Item with respect to directors and Section 16 compliance is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders ("Proxy Statement") and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Part I, page 7 of this Annual Report on Form 10-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is included under the captions "Principal Shareholders" and "Approval of Amendments to the 1998 Equity Incentive Plan - Equity Compensation Plan Information" in the Proxy Statement and is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is included under the caption "Certain Transactions" in the Proxy Statement and is hereby incorporated herein by reference.

                                     PART IV

ITEM 14.  CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days prior to the filing date of this annual report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was prepared.

         (b) Changes in internal controls. There were not any significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) (1) Financial Statement and Schedules - The financial statements and financial statement schedules listed in the accompanying index to financial statement and financial statement schedules are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference. See Index on page 24.

              (2) Exhibits - The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K. See Index on page 45.

         (b)  Reports on Form 8-K:
              No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirement of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           C2, Inc.

Date: March 20, 2003                       By: /s/ William T. Donovan
                                          ------------------------------------
                                           William T. Donovan, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934 this 10-K report has been signed below on March 20, 2003 the following persons on behalf of the Registrant and in the capacity indicated.

                                  Signature

/s/ William T. Donovan             President & Chief Executive Officer
-----------------------------      and a Director
 William T. Donovan

/s/David J. Lubar                  Chairman and a Director
-----------------------------
 David J. Lubar

/s/ Nicholas F. Brady              Director
-----------------------------
 Nicholas F. Brady

/s/ Sheldon B. Lubar               Director
-----------------------------
 Sheldon B. Lubar

/s/ William H. Lacy                Director
-----------------------------
 William H. Lacy

/s/ John A. Becker                 Director
-----------------------------
 John A. Becker

/s/ Betty J. Whit e                Treasurer, Controller and Assistant Secretary
-----------------------------
 Betty J. White

                       PURSUANT TO 18 U.S.C. Section 1350
                  WRITTEN STATEMENT OF CHIEF EXECUTIVE OFFICER

I, William T. Donovan, certify that:

1.       I have reviewed this annual report on Form 10-K of C2, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 20, 2003

----------------------------
William T. Donovan
President & Chief Executive Officer

                  WRITTEN STATEMENT OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. Section 1350

I, William T. Donovan, certify that:

1.       I have reviewed this annual report on Form 10K of C2, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 20, 2003

----------------------------
William T. Donovan
President & Chief Financial Officer

                                    C2, INC.

                              FINANCIAL INFORMATION

                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2002

                                    C2, INC.
                         INDEX TO FINANCIAL INFORMATION

                                                                                      Page No.
Independent Auditors' Report........................................................     25

Report of Independent Public Accountants............................................     26

C2, Inc. Consolidated Balance Sheets as of December 31, 2002 and 2001...............     27

C2, Inc. Consolidated Statements of Income for the years ended
  December 31, 2002, 2001 and 2000..................................................     28

C2, Inc. Consolidated Statements of Shareholders' Equity
  For the years ended December 31, 2002, 2001 and 2000..............................     29

C2, Inc. Consolidated Statements of Cash Flows for the years
  ended December 31, 2002, 2001 and 2000............................................     30

Notes to Consolidated Financial Statements..........................................     31

Five Year Financial Information.....................................................     43

INDEPENDENT AUDITORS' REPORT

To the Shareholders of C2, Inc.
Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheet of C2, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, in their report dated February 8, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2002 financial statements present fairly, in all material respects, the financial position of C2, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note A to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

Deloitte & Touche LLP

Milwaukee, Wisconsin
February 7, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP in connection with the Company's financial statements for the year ended December 31, 2001. The opinion has not been reissued by Arthur Andersen LLP.

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

ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
February 8, 2002

                            C2, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001

                                                                         2002                 2001
                                                                    --------------       --------------
ASSETS:
Current Assets:
     Cash and cash equivalents                                      $    4,483,000       $    2,539,000
     Accounts receivable, net                                           24,224,000           22,525,000
     Inventories                                                        10,518,000            9,640,000
     Prepaids and other assets                                           2,699,000            4,709,000
                                                                    --------------       --------------
        Total current assets                                            41,924,000           39,413,000
                                                                    --------------       --------------

Long-Term Assets:
     Property, plant and equipment, net                                 65,971,000           73,079,000
     Goodwill                                                           16,191,000           14,482,000
     Other assets                                                        2,300,000            1,777,000
                                                                    --------------       --------------
        Total long-term assets                                          84,462,000           89,338,000
                                                                    --------------       --------------

        Total assets                                                $  126,386,000         $128,751,000
                                                                    ==============       ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
     Current maturities of long-term debt                           $    3,285,000       $    3,167,000
     Line of credit                                                      4,470,000            1,163,000
     Accounts payable                                                   13,571,000           14,181,000
     Accrued liabilities                                                16,595,000           12,978,000
                                                                    --------------       --------------
        Total current liabilities                                       37,921,000           31,489,000
                                                                    --------------       --------------

Long-Term Liabilities:
     Long-term debt, less current maturities                            52,278,000           66,272,000
     Other liabilities                                                   3,196,000            2,334,000
                                                                    --------------       --------------
        Total long-term liabilities                                     55,474,000           68,606,000
                                                                    --------------       --------------
        Total liabilities                                               93,395,000          100,095,000
                                                                    --------------       --------------

SHAREHOLDERS' EQUITY:
     Preferred stock, par value $.01 per share
         10,000,000 shares authorized, none issued or outstanding               --                   --
     Common stock, par value $.01 per share; 50,000,000 shares
        authorized, 5,271,864 shares and 5,206,064 shares issued
        in 2002 and 2001, respectively                                      53,000               52,000
     Additional paid-in capital                                         22,353,000           20,371,000
     Treasury stock at cost, 124,200 shares in 2001                             --             (578,000)
     Accumulated other comprehensive (loss) or income                     (943,000)             344,000
     Retained earnings                                                  11,528,000            8,467,000
                                                                    --------------       --------------
        Total shareholders' equity                                      32,991,000           28,656,000
                                                                    --------------       --------------
        Total liabilities and shareholders' equity                  $  126,386,000       $  128,751,000
                                                                    ==============       ==============

                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                           2002              2001                 2000
                                                      -------------     --------------       ---------------
Revenues:
     Logistic Services                                $ 195,774,000     $  147,663,000       $   113,376,000
     Product Sales                                       71,464,000         64,782,000            70,074,000
                                                      -------------     --------------       ---------------
                                                        267,238,000        212,445,000           183,450,000
                                                      -------------     --------------       ---------------
Costs and Expenses:
     Logistic Expense                                   173,569,000        129,749,000            94,870,000
     Cost of Product Sales                               57,883,000         51,623,000            53,909,000
     Depreciation and Amortization                        7,508,000          8,153,000             7,895,000
     Selling, General and Administrative                 18,389,000         15,425,000            15,623,000
                                                      -------------     --------------       ---------------
                                                        257,349,000        204,950,000           172,297,000
                                                      -------------     --------------       ---------------
         Earnings from Operations                         9,889,000          7,495,000            11,153,000

Other Income (Expense):
     Interest Expense                                    (3,976,000)        (5,051,000)           (5,899,000)
     Other (Expense) Income, net                            (43,000)           (45,000)               58,000
                                                      -------------     --------------       ---------------
                                                         (4,019,000)        (5,096,000)           (5,841,000)

Earnings before Income Taxes and Minority Interest        5,870,000          2,399,000             5,312,000

Provision for Income Taxes                                2,505,000          1,027,000             2,270,000
                                                      -------------     --------------       ---------------

Earnings before Minority Interest                         3,365,000          1,372,000             3,042,000

Minority Interest                                           304,000            560,000             1,047,000
                                                      -------------     --------------       ---------------
Net Earnings                                          $   3,061,000     $      812,000       $     1,995,000
                                                      =============     ==============       ===============
Basic Earnings per share                              $        0.60     $         0.16       $          0.39
                                                      =============     ==============       ===============
Diluted Earnings per Share                            $        0.58     $         0.16       $          0.38
                                                      =============     ==============       ===============

                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                     (000's)

                                                                                          Accumulated        Current
                                                              Additional                     Other             Year
                                       Common      Treasury     Paid-In      Retained     Comprehensive   Comprehensive
                                        Stock       Stock       Capital      Earnings     Income (Loss)       Income
                                     --------     ---------   ----------   -----------    -------------   -------------
Balance, December 31, 1999           $     52          --     $   20,358   $     5,660             --              --

Purchase of Treasury Stock                 --     $  (578)            --            --             --              --
Exercise Stock Options                     --          --             13            --             --              --

Net Earnings                               --          --             --         1,995             --        $  1,995
                                                                                                             --------
Total Comprehensive Income                 --          --             --            --             --        $  1,995
                                                                                                             ========
                                     --------     -------     ----------   -----------     ----------
Balance, December 31, 2000                 52        (578)        20,371         7,655             --

Change in Fair Values of
   Interest Rate Swaps                     --          --             --            --     $      344        $    344

Net Earnings                               --          --             --           812             --             812
                                                                                                             --------
Total Comprehensive Income                 --          --             --            --             --
                                                                                                             $  1,156
                                                                                                             ========
                                     --------     -------     ----------   -----------     ----------
Balance, December 31, 2001                 52        (578)        20,371         8,467            344

Change in Fair Value of
   Interest Rate Swaps, Net
   of Tax of $722 and
   Reclassification to Net
   Income of $88                           --          --             --            --         (1,287)       $ (1,287)

Acquisition of Minority Interest
   in Zero Zone                             1         578          1,982            --             --              --

Net Earnings                               --          --             --         3,061             --           3,061
                                                                                                             --------
Total Comprehensive Income                 --          --             --            --             --
                                                                                                             $  1,774
                                                                                                             ========
                                     --------     -------     ----------   -----------     ----------
Balance, December 31, 2002           $     53     $    --     $   22,353   $    11,528     $     (943)
                                     ========     =======     ==========   ===========     ==========

                 See notes to consolidated financial statements.

                            C2, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                  2002               2001           2000
                                                              ------------        -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                    $  3,061,000        $   812,000    $  1,995,000
Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
    Depreciation and amortization                                7,508,000          8,153,000       7,895,000
    Gain on disposal of assets                                          --            (90,000)       (139,000)
    Minority interest in income of subsidiaries                    304,000            560,000       1,047,000
    Deferred income tax provision                                  855,000           (122,000)        915,000
    Other                                                           65,000                 --              --
Changes in Assets and Liabilities:
    (Increase) in accounts receivable                           (1,246,000)          (824,000)     (3,685,000)
    Decrease (increase) decrease in inventories                    460,000         (1,065,000)     (2,147,000)
    (Increase) in prepaids and other assets                        (10,000)          (535,000)     (1,703,000)
    Increase in accounts payable and accrued liabilities         1,294,000          3,777,000       4,391,000
                                                              ------------        -----------    ------------
        Net cash provided by operating activities               12,291,000         10,666,000       8,569,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                    (5,070,000)        (4,377,000)     (9,845,000)
    Businesses acquired, net of cash received                        6,000                 --      (8,284,000)
    Proceeds from sale of fixed assets                              78,000            397,000         562,000
                                                              ------------        -----------    ------------
        Net cash used in investing activities                   (4,986,000)        (3,980,000)    (17,567,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of stock                                         --                 --          13,000
    Borrowings on line of credit, net                            2,632,000         (9,667,000)      8,060,000
    Proceeds from issuance of long-term debt                     2,800,000          7,128,000              --
    Payment of long-term debt                                  (20,593,000)        (3,902,000)       (775,000)
    Proceeds from sale leaseback transaction                     9,800,000                 --              --
    Purchase of treasury stock                                          --                 --        (578,000)
    Distribution for income taxes                                       --                 --        (381,000)
                                                              ------------        -----------    ------------
        Net cash (used in) provided by financing activities     (5,361,000)        (6,441,000)      6,339,000
                                                              ------------        -----------    ------------

NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                         1,944,000            245,000      (2,659,000)

BEGINNING CASH AND CASH EQUIVALENTS                              2,539,000          2,294,000       4,953,000
                                                              ------------        -----------    ------------
ENDING CASH AND CASH EQUIVALENTS                              $  4,483,000        $ 2,539,000    $  2,294,000
                                                              ============        ===========    ============

Supplemental Disclosures of Cash Flow Information
      Interest paid                                           $  4,095,000        $ 4,962,000    $  5,977,000
      Amounts paid for income taxes                           $  1,636,000        $ 1,506,000    $  3,924,000

On December 31, 2002 the Company acquired the remaining 29.4% of Zero Zone, Inc. The consideration paid was 190,000 shares of C2 common stock valued at $2,561,000.

                 See notes to consolidated financial statements.

C2, INC AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS: C2 is a Milwaukee-based public company principally engaged in third-party integrated logistic and facility management services and equipment manufacturing for customers throughout the United States. C2, Inc.'s operating segments include logistic services, consisting of refrigerated and non-refrigerated third-party integrated logistic and facility management services, and product sales, consisting of 1) distribution of food products and
2) the manufacture and sale of refrigerated and freezer display cases and refrigeration control systems used in grocery, convenience and drug store chains for retail merchandising of food, beverage and floral products.

On March 4, 1999, C2, Inc. common shares were issued to subscribers contemporaneous with the distribution of the cash merger consideration attributable to the Christiana Companies, Inc. (formerly NYSE:CST) and Weatherford International, Inc. (NYSE:WFT). In connection with the merger, on February 8, 1999, C2, Inc. acquired a two-thirds interest in Total Logistic Control, LLC ("TLC"). TLC provides integrated third-party logistic services, which include refrigerated and non-refrigerated warehousing, transportation, logistic management services, facilities and operations management, food distribution, product fulfillment, international customs house brokerage and freight forwarding and packaging.

In 1999, C2, Inc. purchased 70.6% percent of the common stock of Zero Zone, Inc ("Zero Zone") in connection with a recapitalization plan for Zero Zone. On December 31, 2002, the Company acquired the remaining 29.4% of Zero Zone.

CONCENTRATION OF CREDIT RISK: In 2002, 2001 and 2000, two customers represented approximately 37 percent, 31.7 percent and 27.5 percent, respectively of total consolidated revenues. In 2002, two of the Company's customers, Diageo PLC and Wal-Mart, accounted for 25.3 percent and 11.8 percent, respectively, of total consolidated revenue. At December 31, 2002, one customer, Diageo PLC, represented approximately 19.4 percent of total consolidated accounts receivable.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of C2, Inc. and its subsidiaries, TLC Holdings, Inc., Total Logistic Control, LLC ("TLC") and Zero Zone, Inc ("Zero Zone", including its subsidiary, Zero Zone Refrigeration, Inc.). All material intercompany transactions have been eliminated in consolidation.

ACQUISITIONS: On September 1, 2000, TLC acquired substantially all the assets of the ProSource Group, Inc. located in Aurora, Il. ProSource provides dedicated third-party management to operate both manufacturing and distribution centers primarily for Fortune 500 consumer products companies.

On September 30, 2000, C2, Inc. purchased the remaining 33.3 percent of TLC for $8,284,000. As of September 30, 2000, TLC was a wholly-owned subsidiary of C2, Inc. The premium over the carrying value of minority interest was $992,000 all of which was allocated to TLC's fixed assets.

On February 5, 2002, Zero Zone acquired the assets and assumed certain liabilities of Systematic Refrigeration, Inc ("Systematic"). Additional consideration is contingent upon Systematic achieving certain future performance targets through 2006. Any additional consideration will be allocated to goodwill. Systematic, located in Ramsey, Minnesota, is a supplier of refrigeration control systems to the retail grocery industry and various industrial markets. Systematic is an independent producer of refrigeration systems and will be operated under the trade name Zero Zone Refrigeration.

The purchase price included acquisition expenses of $130,000 and the assumption of liabilities of $6,214,000 and was allocated as follows:

Cash                             $    6,000
Receivables                         530,000
Inventory                         1,338,000
Other Assets                        432,000
Goodwill                             31,000
PP&E                              4,007,000
                                 ----------
                                 $6,344,000
                                 ==========

On February 13, 2002, C2, Inc. acquired TSI, a regional truckload carrier based in Erie, Pennsylvania through its wholly-owned subsidiary, Total Logistic Control, for the assumption of certain leases. TSI's operations serve primarily the food industry with refrigerated and dry transportation. The acquisition included 39 tractors and 118 trailers, plus a maintenance and operations terminal.

On December 31, 2002, C2, Inc. acquired the remaining 29.4% of Zero Zone, Inc. that it did not previously own. The consideration paid to the minority interest holders, all of whom are current members of Zero Zone's management team, was 190,000 shares of C2, Inc. common stock valued at approximately $2,561,000 based on the average closing price of C2 for the prior five business days to the transaction date of December 31, 2002. The Company has allocated $579,000 to fixed assets and the remainder of the purchase price over minority interest is recorded to goodwill on a preliminary basis until it is able to complete the final allocation in 2003.

On January 9, 2003, subsequent to year end, C2, Inc. announced the acquisition of Birkmire Trucking Company, a regional freight service provider based in Erie, Pennsylvania, by its wholly-owned subsidiary, TLC, for the assumption of certain leases. Birkmire's operations serve primarily the food industry with refrigerated and dry transportation. Birkmire's fleet consisted of 44 tractors and 101 trailers.

All of the above acquisitions have been accounted for as purchase transactions. Accordingly, results of operations have been included in the Company's financial statements since the dates of acquisition and are not material to the Company on a pro forma basis.

ESTIMATES: The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP"). This requires management to make estimates and judgments that affect reported amounts and related disclosures. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of cash and U.S. Treasury securities having a maturity within three months of date of purchase. Cash is primarily held at one financial institution. The Company performs periodic evaluations of the relative credit standing of this financial institution to limit the credit exposure.

ACCOUNTS RECEIVABLE: Accounts receivable is presented net of an allowance for uncollectible accounts.

Following is a summary of the change in the allowance for uncollectible accounts for the years ended December 31, 2002, 2001 and 2000:

                                                  FOR THE YEAR ENDED
                                                     DECEMBER 31,
                                 ---------------------------------------------------
                                      2002               2001              2000
                                 ------------      -------------       -------------
Beginning balance                $  468,000        $    415,000        $   330,000
Provision for bad debts             249,000              90,000            110,000
Write offs                          (40,000)            (37,000)           (25,000)
                                 ----------        ------------        -----------
Ending balance                   $  677,000        $    468,000        $   415,000
                                 ==========        ============        ===========

INVENTORIES: Inventories at TLC consist of repair parts and commodities and other food products held for distribution under exclusive logistic contracts. These items are carried at the lower of FIFO (first-in, first-out) cost or market value. At Zero Zone, inventories are stated at the lower of FIFO cost or market value and include materials, labor and manufacturing overhead. As of December 31, 2002 and 2001, inventories are comprised of the following:

                                                     AT DECEMBER 31,
                                           -------------------------------------
                                                2002                 2001
                                           -------------        ---------------
Repair parts                               $    173,000         $      108,000
Commodities and other                         1,651,000              3,207,000
Raw materials and work in process             5,682,000              3,780,000
Finished goods                                3,012,000              2,545,000
                                           ------------         --------------
                                           $ 10,518,000         $    9,640,000
                                           ============         ==============

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are carried at cost, less accumulated depreciation,, which is computed using both straight-line and accelerated methods for financial reporting purposes. The cost of major renewals and improvements are capitalized; repair and maintenance costs are expensed as incurred. Tires related to new equipment are included in the capitalized equipment cost and depreciated using the same methods as equipment. Replacement tires are expensed when placed in service. A summary of the cost of property, plant and equipment, accumulated depreciation and the estimated useful lives for financial reporting purposes is as follows:

                                            AT DECEMBER 31,
                                  ------------------------------    ESTIMATED
                                      2002             2001        USEFUL LIVES
                                  ------------     -------------   -------------
Land                              $  6,157,000     $   4,665,000             --
Machinery and equipment             37,580,000        37,483,000      3-7 years
Buildings and improvements          74,377,000        80,152,000    30-40 years
Construction in progress               216,000           610,000
                                                                             --
                                  ------------     -------------
                                   118,330,000       122,910,000
Less:  Accumulated depreciation    (52,359,000)      (49,831,000)
                                  ------------     -------------
                                  $ 65,971,000     $  73,079,000
                                  ============     =============

LONG-LIVED ASSETS: The Company continually evaluates whether events and circumstances have occurred that may indicate the remaining useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted future cash flows over the remaining life of the long-lived assets to measure whether the long-lived assets are impaired. If impaired, a loss is recognized for the amount by which the carrying value exceeds the fair value.

GOODWILL: Prior to 2002, goodwill was amortized on a straight-line basis over 40 years. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires goodwill to be tested for impairment annually, or more frequently under certain circumstances, and written down when impaired, rather than being amortized as previous standards required.

Changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2002 are as follows:

                                        LOGISTIC        PRODUCT
                                        SERVICES         SALES          TOTAL
                                     -------------    -----------    ------------
Balance as of December 31, 2001      $  4,882,000     $ 9,600,000    $ 14,482,000
Goodwill acquired during the year              --       1,709,000       1,709,000
                                     ------------     -----------    ------------
Balance as of December 31, 2002      $  4,882,000     $11,309,000    $ 16,191,000
                                     ============     ===========    ============

The Company adopted the provisions of SFAS No. 142 effective January 1, 2002 and according to the provisions of SFAS No. 142, ceased amortizing goodwill as of that date. The following table presents the impact of SFAS No. 142 on net income and net income per share had the new standard been in effect for the years ended December 31, 2001 and 2000:

                                                    YEAR ENDED DECEMBER 31,
                                         ----------------------------------------
                                             2002          2001           2000
                                         -----------    ----------    -----------
Reported net income                      $ 3,061,000    $  812,000    $ 1,995,000
Amortization of goodwill, net of tax              --       537,000        537,000
                                         -----------    ----------    -----------

Adjusted net income                      $ 3,061,000    $1,349,000    $ 2,532,000
                                         ===========    ==========    ===========
Basic net income per share:
    As reported                          $      0.60    $     0.16    $      0.39
    As adjusted                          $      0.60    $     0.27    $      0.50
Diluted net income per share:
    As reported                          $      0.58    $     0.16    $      0.38
    As adjusted                          $      0.58    $     0.26    $      0.48
                                         ===========    ==========    ===========

There was no impairment of goodwill upon adoption of SFAS No. 142, nor upon the Company's subsequent testing as of September 30, 2002. The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

OTHER ASSETS: Other assets represent primarily deferred charges and cash surrender value of officer's life insurance.

ACCRUED LIABILITIES:  The major components of accrued liabilities are:

                                            AT DECEMBER 31,
                                    ----------------------------
                                         2002            2001
                                    ------------     -----------
Deferred revenue                    $  2,150,000     $ 2,088,000
Accrued accounts payable               2,609,000       1,916,000
Other                                 11,836,000       8,974,000
                                    ------------     -----------
                                    $ 16,595,000     $12,978,000
                                    ============     ===========

Deferred revenue arises as handling revenue is billed when product is received at a warehouse. Revenue is fully earned when the product is delivered out of the warehouse. The portion related to handling when the product leaves the warehouse is treated as deferred revenue and recognized when the product is shipped.

REVENUE RECOGNITION: The Company recognizes and earns revenue when all of the following circumstances are satisfied: persuasive evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assumed and delivery has occurred or services have been rendered.

SHIPPING AND HANDLING FEES AND COSTS: The Company accounts for Shipping and Handling Fees and Costs in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs." The Company records amounts billed to a customer in a product sale transaction related to shipping costs as net sales and the related costs incurred for shipping are reported as selling and administrative expenses. Freight costs of $80,000 are included in selling and administrative expenses for the year ended December 31, 2002.

ADVERTISING COSTS: The Company expenses advertising costs as incurred. Total advertising expense was $508,000, $222,000 and $505,000 for 2002, 2001 and 2000,
respectively. Advertising costs are charged to selling, general and administrative expenses.

INTEREST EXPENSE: Included in interest expense in 2002 is $33,000 of interest income.

STOCK OPTIONS: As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options issued to employees.

EARNINGS PER SHARE: Following is a reconciliation of basic and diluted earnings per share for the years ended December 31, 2002, 2001, and 2000:

                                                    YEAR ENDED DECEMBER 31,
                                       ------------------------------------------
                                           2002            2001          2000
                                       -----------      ----------    -----------
Basic Earnings per Share:
Net earnings available to common
    shareholders                       $ 3,061,000      $  812,000    $ 1,995,000
Average shares of common stock
    outstanding                          5,082,385       5,081,864      5,106,043
Basic earnings per share               $      0.60      $     0.16    $      0.39
Diluted Earnings per Share:
Average shares of common stock
    outstanding                          5,082,385       5,081,864      5,106,043
Incremental common shares applicable
    to common stock options                177,267         137,569        160,746
                                       -----------      ----------    -----------
Average common shares assuming full
    dilution                             5,259,652       5,219,433      5,266,789
Diluted earnings per share             $      0.58      $     0.16    $      0.38

In 2001, options to purchase 50,000 shares were not included in the above calculations because the exercise price exceeded the average market price for the applicable period.

NEW ACCOUNTING STANDARDS: In November 2002, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party; performance guarantees involving contracts, which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. The Company does not expect that FIN 45 will have a material effect on its financial condition, results of operations or cash flows.

B. RELATED PARTY TRANSACTIONS:

The Company rents its headquarters offices from an entity owned in part by certain officers and directors of the Company. The Company pays its pro rata share of the rent, utilities and other expenses of these premises. A total of $77,000, $78,000 and $71,000 was paid in 2002, 2001 and 2000, respectively.
Certain employees of C2, Inc. also provide services to Lubar & Co. Incorporated. An allocation of compensation for services is based on time spent on the respective entity and is periodically reviewed. In 2002, Lubar & Co. Incorporated paid C2 $192,000 for services rendered.

C. INDEBTEDNESS:

The following is a summary of the Company's indebtedness:

                                                    AT DECEMBER 31
                                            ----------------------------
                                                2002             2001
                                            -----------      -----------
Line of credit                              $ 4,470,000      $ 1,163,000
Revolving credit agreement                   18,800,000       33,000,000
Term loan                                    22,417,000       24,083,000
Bonds payable                                10,935,000        8,420,000
Subordinated notes                            3,169,000        3,936,000
Other                                           242,000               --
                                            -----------      -----------
Total debt                                   60,033,000       70,602,000
Less:  Current portion of long-term debt     (3,285,000)      (3,167,000)
       Line of credit                        (4,470,000)      (1,163,000)
                                            -----------      -----------
Total long-term debt                        $52,278,000      $66,272,000
                                            ===========      ===========

On June 8, 2001, TLC entered into an amended and restated credit agreement with its bank group. The credit facility includes a $40 million, 5-year reducing revolving credit agreement and a $25 million, 5-year term loan. Both facilities are secured by liens or security interests on substantially all of the assets of TLC and mortgages on its real estate. The revolving credit facility steps down $2 million per year beginning July 1, 2002, with a final maturity of $32 million on June 30, 2006. The term loan amortizes $416,666 per quarter, with a final payment of $17,000,342 due on June 30, 2006. At December 31, 2002, outstandings under these facilities totaled $41,217,000. The interest rate on these facilities are LIBOR or prime rate based, at TLC's option, and vary pursuant to a pricing grid based on the ratio of TLC's funded debt to EBITDA, as defined in the credit agreement. At December 31, 2002, borrowings under these facilities carried an average interest rate of LIBOR plus 2 percent, or 3.70 percent. As of December 31, 2002, TLC was in full compliance with all required cash flow, earnings and net worth covenants.

On September 28, 2001, TLC entered into two Interest Rate Swap agreements ("Swaps"), which effectively fixed the interest rate payable by TLC on (a) $5,000,000 of outstanding debt for the period to October 2, 2004, and (b) $5,000,000 of outstanding debt for the period to June 30, 2006. The effective interest rate for each Swap was fixed at 3.92 percent and 4.47 percent, respectively, plus the LIBOR spread, which is subject to reduction based on TLC's leverage ratio, as defined. At December 31, 2002, the fixed interest rates for the underlying principal under the Swap transactions were 5.92 percent and
6.47 percent, respectively.

On October 31, 2001, TLC entered into two more Swaps, which effectively fixed the interest rate payable by TLC on (a) $5,000,000 of outstanding debt for the period to November 2, 2004 and (b) $5,000,000 of outstanding debt through June 30, 2006. The effective interest rate for each Swap was fixed at 3.6725 percent and 4.3175 percent, respectively, plus the LIBOR spread, which is subject to reduction based on TLC's leverage ratio, as defined. At December 31, 2002, the fixed interest rates for the underlying principal under the Swap transactions were 5.6725 percent and 6.3175 percent, respectively.

Zero Zone completed a financing package on August 31, 1999 with a major commercial bank. The package contains two bond issues and a demand line of credit. The first is a tax-free Industrial Revenue Bond issue in the amount of $3,420,000 that was issued through the State of Wisconsin. This bond has a 20-year life with no annual amortization and carries a seven-day variable interest rate, which was 1.7 percent at December 31, 2002. The second issue is a taxable Industrial Revenue Bond in the original amount of $6,000,000 issued through a bank. This bond has a 12-year maturity schedule with annual principal repayments of $500,000. The interest rate on the second bond is also a seven-day variable interest rate, 1.6 percent at December 31, 2002. The amount outstanding on the second issue at December 31, 2002 was $4,500,000. Both bonds are secured by letters of credit issued by a major commercial bank. The interest rate on the line of credit, which is secured by Zero Zone's assets, is based on LIBOR plus an amount that varies according to a pricing grid determined by the ratio of funded debt to EBITDA. At December 31, 2002, Zero Zone had $4,470,000 in outstanding borrowings under its $7,500,000 demand line of credit. The interest rate at December 31, 2002 was 2.88%.

As part of the acquisition of Zero Zone Refrigeration on February 5, 2002, two notes were assumed. The first is a tax-free bond for $3,100,000, issued by the State of Minnesota. The bond issue date was April 1, 2000 and has a 20-year life with annual principal payments of $85,000 in 2002, increasing to $285,000 in 2020. The interest rate on the bond began at 5.25% and increases to 7.25%. The balance outstanding at December 31, 2002 was $3,015,000. The second is an Equipment Note from the City of Ramsey for $300,000. At December 31, 2002, the outstanding balance on this note was $242,000. This note has a 10-year life with annual amortization of $34,766 of principal and interest. The interest rate on this note is 3% and is secured by equipment used in the production of its products.

Zero Zone has unsecured senior subordinated indebtedness in the amount of $1,350,000 to former shareholders. The interest rate on this debt is 8%. Payment of $1,000,000 is due March 12, 2003 and the final payment of $350,000 is due March 12, 2004. Zero Zone also has $1,500,000 of unsecured junior subordinated indebtedness to existing shareholders. The interest rate is 8.5% of which 3.4% is paid in cash and 5.1% amounting to $319,000, is payment-in-kind. Payment of $500,000 per year is due beginning December 31, 2005,.

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

As of December 31, 2002, Zero Zone was in compliance with, or has secured waivers and amendments relating to all required covenants related to earnings, cash flow, and net worth under its debt agreements.

Substantially all of the Company's assets and operations are held and conducted by the company's subsidiaries. The various debt agreements discussed above restrict the transferability of substantially all of the subsidiaries' net assets to C2, other than for tax liabilities and management fees.

C2, Inc. has a $15,000,000 unsecured line of credit, renewable annually. Borrowings under this line bear interest at either LIBOR plus 150 basis points, or prime at the Company's option. No compensating balances are required under the terms of this credit facility. There were no outstanding borrowings under this line at December 31, 2002 and 2001.

As of December 31, 2002, the future maturities of consolidated indebtedness are as follows:

2003             $  7,755,000
2004                2,641,000
2005                2,797,000
2006               37,356,000
2007                1,465,000
Thereafter          8,019,000
                 ------------
Total            $ 60,033,000
                 ============

At December 31, 2002 and 2001, the fair value of the long-term debt was not materially different from the carrying value based on borrowings that are currently available to the Company with similar terms and maturities. The fair value of interest rate swaps was a loss of $943,000 (net of tax of $722,000) and a gain of $344,000 at December 31, 2002 and 2001, respectively, based on dealer quotes.

D.  INCOME TAXES:

The summary of the provision for income taxes is as follows:

                   YEAR ENDED DECEMBER 31,
              ---------------------------------------
                   2002        2001           2000
              ----------   -----------    -----------
Current:
 Federal      $  216,000   $  (511,000)   $   846,000
 State           712,000       (90,000)       124,000
 Deferred      1,577,000     1,628,000      1,300,000
              ----------   -----------    -----------
              $2,505,000   $ 1,027,000    $ 2,270,000
              ==========   ===========    ===========

The components of deferred income taxes are:

                                                      AT DECEMBER 31,
                                                ---------------------------
                                                   2002            2001
                                                ----------      -----------
Current Deferred Income Taxes:
   NOL carry forward                            $    5,000      $  850,000
   AMT credit carry forward                        319,000         323,000
   Compensation related accruals                   690,000         929,000
   Bad debt reserve                                217,000         159,000
   Other                                          (224,000)        434,000
                                                ----------      ----------
   Total Current Deferred Income Taxes          $1,007,000      $2,695,000
                                                ----------      ----------
   (Included in Prepaids and other assets)
Long-Term Deferred Income Taxes:
   Tax over book depreciation                   $1,799,000      $1,910,000
   Interest rate swaps                            (722,000)             --
                                                ----------      ----------
Total Long-Term Deferred Income Taxes            1,077,000      $1,910,000
                                                ----------      ----------
   (Included in Other liabilities)
Net Deferred Tax (Liability) Asset              $  (70,000)     $  785,000
                                                ==========      ==========

The net operating loss carry forward will expire in 19 years. The alternative minimum tax credit carry forward has an indefinite term. No valuation allowance was deemed necessary for these carry forwards.

A reconciliation of the statutory Federal income tax rate for years ended December 31, 2002, 2001 and 2000 are as follows:

                                                                   AT DECEMBER 31,
                                                              ----------------------
                                                               2002      2001    2000
                                                              ------    ------  ------
Statutory federal income tax rate                               34%       34%     34%
Increase in taxes resulting from state income tax, net          10%        6%      6%
Non-deductible goodwill amortization                            --         4%      4%
Other, net                                                      (1)%      (2)%    (1)%
                                                               ---       ---     ---
                                                                43%       42%     43%
                                                               ===       ===     ===

E. STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS:

In 1999, the Company adopted a stock option and stock appreciation plan and has 520,000 shares of its common stock reserved for issuance under a stock option plan, which permits the granting of options as well as appreciation rights and awards. Options are granted at market value with varying vesting periods from immediate to ratably over five years. At December 31, 2002, options for 258,200 shares were exercisable. No appreciation rights have been granted. The following table summarizes information concerning outstanding and exercisable options at December 31, 2002.

 Year of     No. of      Exercise       Vesting          Weighted Average      Exercisable
  Grant      Options      Price        Period (yrs)      Contractual Life      at 12/31/02
--------   ---------     --------      ------------      -----------------     -----------
  1999      331,000      $ 4.00             5                  6.2               198,600
  2000       12,000        5.00             5                  7.1                 4,800
  2000       12,000        5.25             5                  7.4                 4,800
  2001       50,000        7.25         Immediate              8.1                50,000
           --------                                            ---               -------
            405,000                                            6.5               258,200
           ========                                            ===               =======

The weighted-average exercise price of total stock options outstanding at December 31, 2002 and 2001 was $4.47 per share. Additionally, the weighted average remaining contractual life in years of stock options outstanding at December 31, 2002 was 6.5 years.

Changes in stock options outstanding are summarized as follows:

                                                                 WEIGHTED
                                                                 AVERAGE
                                                                 EXERCISE
                                                 NUMBER OF       PRICE PER
                                                  OPTIONS         OPTION
                                                 ---------       ---------
Balance December 31, 1999                         348,000         $ 4.00
  Options granted                                  12,000           5.00
  Options granted                                  12,000           5.25
  Options cancelled                               (13,600)         (4.00)
  Options exercised                                (3,400)         (4.00)
                                                 --------         ------
Balance December 31, 2000                         355,000           4.08
  Options granted - 2001                           50,000           7.25
                                                 --------         ------
Balance December 31, 2002 and 2001                405,000         $ 4.47
                                                 ========         ======

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, as amended by SFAS No 148, and has been determined as if the Company had accounted for its stock options under the fair value method as provided therein. The fair value of each option is estimated on the date of the grant using an option pricing model.

For purposes of these disclosures, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted

                            2001        2000
                           ------     -------
Expected volatility        84.81%     108.23%
Risk-free interest rate     4.3%         5.0%
Dividend rate               0.0%         0.0%
Expected life in years      8.1          7.3

Based on these assumptions, the weighted average fair value of options granted in 2001 and 2000 were $5.87 and $4.51, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period of 1 to 5 years. Set forth below is a summary of the Company's net earnings and earnings per share as reported and pro forma, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

                                                                Year Ended December 31
                                                        -------------------------------------
                                                            2002         2001         2000
                                                        ----------    ---------    ----------
Net income - as reported                                $3,061,000    $ 812,000    $1,995,000
Total stock-based employee compensation expense           (126,000)    (280,000)     (110,000)
    determined under the fair value method, net of
    related tax effects
                                                        ----------    ---------    ----------
Net income - pro forma                                  $2,935,000    $ 532,000    $1,885,000
                                                        ==========    =========    ==========
Basic earnings as reported                              $     0.60    $    0.16    $     0.39
                                                        ==========    =========    ==========
Basic earnings pro forma                                $     0.58    $    0.10    $     0.37
                                                        ==========    =========    ==========
Diluted as reported                                     $     0.58    $    0.16    $     0.38
                                                        ==========    =========    ==========
Diluted pro forma                                       $     0.56    $    0.10    $     0.32
                                                        ==========    =========    ==========

The Company has 401(k) plans covering substantially all of its employees. The costs under these plans have not been material. The Company does not provide post-employment medical, life insurance or other retirement benefits.

F. COMMITMENTS:

TLC and Zero Zone have operating leases for warehouse and office facilities and transportation equipment. Rental expense under these leases was $13,765,000, $10,775,000 and $9,098,000 in 2002, 2001 and 2000, respectively. At December 31,
2002, future minimum lease payments under noncancellable operating leases are as follows:

 2003                    $13,187,000
 2004                     10,854,000
 2005                      9,951,000
 2006                      6,607,000
 2007                      4,802,000
Thereafter                 5,632,000
                         -----------
Total                    $51,033,000
                         ===========

G. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES:

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. Prior to 2001, there were no derivative financial instruments outstanding. As of December 31, 2002 and 2001, interest rate swaps are the only derivative financial instruments held by the Company. These interest rate swaps were put into place during 2001 and 2002 in an effort to manage certain interest rate risks. The interest rate swaps, designated as cash flow hedging relationships, were entered into in an effort to mitigate the risk of rising interest rates in future periods by converting certain floating rate debt instruments into fixed rate debt. The effective portion of the gains and losses on these instruments are deferred in other comprehensive income and recognized in interest expense over the period in which the Company accrues interest expense on the related debt instruments. The ineffective portion of hedging derivatives is insignificant.

H.  SEGMENT INFORMATION:

C2, Inc. is divided into two discrete segments - Logistic Services and Product Sales. Logistic Services include providing warehousing, transportation operations and management services, supply chain management, dedicated third-party facility and operations management, fulfillment services, packaging and food processing. Product Sales operating segment includes the purchase for resale of certain food products and the manufacture and sale of glass-door refrigerated and frozen display cases and refrigeration control systems. Products within this segment are sold primarily to grocery, municipal school districts, convenience and drug store chains and industrial applications throughout the United States. These operating segments are determined based upon the primary services and product lines provided to customers.

The accounting policies used by the Company's business segments are the same accounting policies used in the preparation of the consolidated financial statements. Segment profit is revenues less direct and allocable operating expenses and selling, general and administrative expenses. Corporate items include interest income, amortization expense, selling, general and administrative expenses, other income/expense and income taxes at the corporate level only. Corporate assets are principally cash and cash equivalents, prepaid items and certain non-operating fixed assets.

Corporate capital expenditures consist primarily of computer equipment and software. Financial information by business segment is as follows:

                              Logistic Services   Product Sales      Corporate         Total
                              -----------------   -------------    ------------     ------------
2002
----
Revenues                         $195,774,000      $ 71,464,000    $         --     $267,238,000
Interest expense                    3,048,000           961,000              --        4,009,000
Segment net earnings                2,651,000           765,000        (355,000)       3,061,000
Total assets                       85,869,000        36,629,000       3,888,000      126,386,000
Capital expenditures                4,228,000           822,000          20,000        5,070,000
Depreciation and amortization       6,541,000           949,000          18,000        7,508,000

2001
----
Revenues                         $147,663,000      $ 64,782,000    $         --     $212,445,000
Interest expense                    4,138,000           935,000         203,000        5,276,000
Segment net earnings                  326,000           805,000        (319,000)         812,000
Total assets                      101,406,000        22,167,000       5,178,000      128,751,000
Capital expenditures                3,600,000           763,000          14,000        4,377,000
Depreciation and amortization       6,933,000         1,206,000          14,000        8,153,000

2000
----
Revenues                         $113,376,000      $ 70,074,000    $         --     $183,450,000
Interest expense                    4,814,000         1,128,000         148,000        6,090,000
Segment net earnings                  264,000         1,997,000        (266,000)       1,995,000
Total assets                      100,228,000        25,094,000       4,578,000      129,900,000
Capital expenditures                8,200,000         1,632,000          13,000        9,845,000
Depreciation and amortization       7,142,000           741,000          12,000        7,895,000

I.       QUARTERLY FINANCIAL INFORMATION
         (unaudited)

                                                    QUARTER ENDED
                              --------------------------------------------------------
                                MARCH 31       JUNE 30     SEPTEMBER 30    DECEMBER 31
                              -----------    -----------   ------------    -----------
2002 (1)
----
Revenues                      $64,640,000    $73,324,000    $66,471,000    $62,803,000
Earnings from operations        2,632,000      2,961,000      2,609,000      1,687,000
Earnings before taxes
   and minority interest        1,455,000      1,693,000      1,890,000        832,000
Net earnings                      753,000        861,000      1,043,000        404,000
Basic earnings per share             0.15           0.17           0.21           0.08
Diluted earnings per share           0.14           0.16           0.20           0.08

2001
----
Revenues                      $48,930,000    $54,928,000    $52,862,000    $55,725,000
Earnings from operations        2,174,000      2,310,000      1,376,000      1,635,000
Earnings before taxes             727,000      1,002,000        172,000        498,000
   and minority interest
Net earnings                      282,000        307,000          3,000        220,000
Basic earnings per share             0.06           0.06           0.00           0.04
Diluted earnings per share           0.05           0.06           0.00           0.04

(1) The Company changed its accounting method for goodwill amortization as of January 1, 2002.

FIVE YEAR FINANCIAL INFORMATION (1)

                                                               YEAR ENDED DECEMBER 31
                              ---------------------------------------------------------------------------------
                                   2002 (2) (3)       2001            2000            1999           1998 (1)
                              -----------------  -------------   -------------   -------------   --------------
Revenues                      $267,238,000       $212,445,000    $183,450,000    $145,676,000    $ 90,610,000
Net Earnings                     3,061,000            812,000       1,995,000       1,255,000       4,375,000
Basic Earnings Per Share              0.60               0.16            0.39            0.24            0.84
Diluted Earnings Per Share            0.58               0.16            0.38            0.24            0.84
Total Assets                   126,386,000        128,751,000     129,900,000     123,627,000      87,061,000
Long-Term Liabilities           55,474,000         68,606,000      67,566,000      67,432,000      38,607,000
Shareholders' Equity            32,991,000         28,656,000      27,500,000      26,070,000      35,457,000

(1) The year ended December 31, 1998 reflects the historical financial information of Christiana Companies, Inc. of which TLC was a part.

(2) The results for year ended December 31, 2002 include the operations of Zero Zone, Inc. acquired on February 5, 2002. Through September 30, 2000, C2 owned two-thirds of Total Logistic Control LLC. On September 30, 2000, C2 acquired the remaining one third interest and from that date forward 100 percent of TLC is included.

(3) The Company changed its accounting method for goodwill amortization as of January 1, 2002.

CORPORATE INFORMATION

DIRECTORS

John A. Becker                                 William H. Lacy
     Retired Vice Chairman & COO                    Retired Chairman & CEO
     Firstar Corporation                            MGIC Investment Corporation

Nicholas F. Brady                              David J. Lubar
     Chairman                                       Chairman
     Darby Overseas Investments, LTD.                C2, Inc.

William T. Donovan                             Sheldon B. Lubar
     President & CEO                                Chairman
     C2, Inc.                                        Lubar & Co.

OFFICERS

William T. Donovan                             Betty J. White
     President and Chief Executive                Treasurer, Controller and
     Officer                                      Assistant Secretary

David J. Lubar                                 Gary R. Sarner
     Chairman                                       Chief Executive Officer
                                                    Total Logistic Control, LLC

0yvind Solvang                                 Robert J. Koerner
     Vice President                                 President & Chief Operating
     Business Development                           Officer
                                                    Total Logistic Control, LLC

David E. Beckwith                              Jack Van der Ploeg
     Secretary                                      Chief Executive Officer
                                                    Zero Zone, Inc.

TRANSFER AGENT AND REGISTRAR                   CORPORATE HEADQUARTERS
American Stock Transfer                        700 N. Water, Suite 1200
16800 West Greenfield Avenue                   Milwaukee, WI 53202
Brookfield, WI 53005                           Telephone: (414) 291-9000
                                               Facsimile: (414) 291-9061
WEB SITE (WWW.C2-INC.COM)
The C2, Inc. web site contains detailed company information, news releases, and, free of charge, print-formatted SEC-filings. To receive e-mails with C2 news releases, sign up via the Inquiry Section of the website.

EXCHANGE LISTING
C2, Inc. common stock trades on the Nasdaq Stock Market(R)under the symbol: CTOO

ANNUAL MEETING
C2, Inc. Annual Meeting of Shareholders will be held at 9:00 a.m. on April 22, 2003 at the Galleria Conference Room, 777 East Wisconsin Avenue, Milwaukee, Wisconsin.

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

   2.2 Purchase Agreement, dated as of December 12, 1997, as amended by amendment No. 1 dated May 26, 1998 and Amendment No. 2 dated October 13, 1998, by and among Weatherford
                International, Inc., Total Logistic Control, LLC, Christiana
                Companies, Inc. and C2, Inc. [Incorporated by referenced to
                Exhibit 2.2 C2, Inc.'s Form S-1 Registration Statement (Reg.
                No. 333-46027)].

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

  10.4          Asset Purchase Agreement dated September 5, 2000 between Total
                Logistic Control, LLC and the ProSource Group, Inc.
                (Incorporated by reference to C2, Inc.'s Annual Report on Form
                10-K for the year ended December 31, 2000.)

  10.5 Amendment of Asset Purchase Agreement dated September 5, 2000 between Total Logistic Control, LLC and the ProSource Group,
                Inc. (Incorporated by reference to C2, Inc.'s Annual Report on
                Form 10-K for the year ended December 31, 2000.)


  10.6          Asset Purchase Agreement, dated February 5, 2002, between Zero
                Zone, Inc. and Systematic Refrigeration, Inc.

  10.7 Exchange Agreement between Zero Zone, Inc. and certain shareholders of Zero Zone, Inc. dated December 31, 2002

    21          Company's Subsidiaries.

    99          The Proxy Statement for the 2003 Annual Meeting of
                Shareholders will be filed with the Securities and Exchange
                Commission under Regulation 14A within 120 days after the end of the company's year. [Except to the extent specifically incorporated by reference, the Proxy Statement for the 2003
                Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K].

  99.1          Written Statement of Chief Executive Officer

  99.2          Written Statement of Chief Financial Officer