Form 10-Q
period 2003-03-31
C2 INC
filed 2003-05-14
CIK 1052102

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

        X          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2003

                                       OR

        [ ]         TRANSITION REPORT PURSUANT TO SECTION 13
                    OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.

              For the transition period from            to
                                             ----------     ----------

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

         Yes   X                    No
             -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes               No   X
                              ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value                            5,271,864
----------------------------                   -----------------------------
         (Class)                               (Outstanding at May 13, 2003)


Page 1 of 23 total pages                 No exhibits are filed with this report.

PART I - FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS
                            C2, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)



                                                                    MARCH 31,       DECEMBER 31,
                                                                      2003             2002
                                                                  -------------    -------------
ASSETS:
Current Assets:
    Cash and cash equivalents                                     $   4,086,000    $   4,483,000
    Accounts receivable, net                                         25,214,000       24,224,000
    Inventories                                                      11,363,000       10,518,000
    Prepaids and other                                                3,012,000        2,699,000
                                                                  -------------    -------------
       Total Current Assets                                          43,675,000       41,924,000
                                                                  -------------    -------------

Long-Term Assets:
    Fixed assets, net                                                64,996,000       65,971,000
    Goodwill                                                         16,163,000       16,191,000
    Other assets                                                      2,320,000        2,300,000
                                                                  -------------    -------------
       Total Long-Term Assets                                        83,479,000       84,462,000
                                                                  -------------    -------------
                                                                  $ 127,154,000    $ 126,386,000
                                                                  =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
    Current maturities of long-term debt                          $   2,635,000    $   3,285,000
    Line of credit                                                    5,191,000        4,470,000
    Accounts payable                                                 12,511,000       13,571,000
    Accrued liabilities                                              17,337,000       16,595,000
                                                                  -------------    -------------
       Total Current Liabilities                                     37,674,000       37,921,000
                                                                  -------------    -------------

Long-Term Liabilities:
    Long-term debt, less current maturities                          52,528,000       52,278,000
    Other liabilities                                                 3,405,000        3,196,000
                                                                  -------------    -------------
       Total Long-Term Liabilities                                   55,933,000       55,474,000
                                                                  -------------    -------------
       Total Liabilities                                             93,607,000       93,395,000
                                                                  -------------    -------------

Shareholders' Equity:
    Preferred stock, par value $.01 per share,                               --               --
       10,000,000 shares authorized, none issued or outstanding
    Common stock, par value $.01 per share;
       50,000,000 shares authorized, 5,271,864 issued                    53,000           53,000
    Additional paid-in capital                                       22,353,000       22,353,000
    Accumulated other comprehensive loss                               (953,000)        (943,000)
    Retained earnings                                                12,094,000       11,528,000
                                                                  -------------    -------------
       Total Shareholders' Equity                                    33,547,000       32,991,000
                                                                  -------------    -------------
                                                                  $ 127,154,000    $ 126,386,000
                                                                  =============    =============


            See notes to consolidated condensed financial statements.

                            C2, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------
Revenues:
    Logistics services                             $ 48,475,000    $ 45,441,000
    Product sales                                    16,664,000      19,199,000
                                                   ------------    ------------
                                                     65,139,000      64,640,000
                                                   ------------    ------------

Costs and Expenses:
    Logistics expenses                               43,159,000      40,386,000
    Cost of product sales                            13,904,000      15,582,000
    Depreciation and amortization                     1,914,000       2,080,000
    Selling, general and administrative expenses      4,386,000       3,960,000
                                                   ------------    ------------
                                                     63,363,000      62,008,000
                                                   ------------    ------------

Earnings from Operations                              1,776,000       2,632,000

Other Income (Expense):
    Interest expense, net                              (756,000)     (1,067,000)
    Other income (expense)                                    -        (110,000)
                                                   ------------    ------------
                                                       (756,000)     (1,177,000)
                                                   ------------    ------------

Earnings before income taxes
    and minority interest                             1,020,000       1,455,000

Income tax provision                                    454,000         577,000
                                                   ------------    ------------

Earnings before minority interest                       566,000         878,000

Minority interest                                             -         125,000
                                                   ------------    ------------

Net earnings                                       $    566,000    $    753,000
                                                   ============    ============

Basic net earnings per share                       $       0.11    $       0.15
                                                   ============    ============

Diluted net earnings per share                     $       0.10    $       0.14
                                                   ============    ============

Average number of shares outstanding                  5,271,864       5,081,864
                                                   ============    ============

Diluted number of shares outstanding                  5,541,817       5,232,428
                                                   ============    ============


            See notes to consolidated condensed financial statements.

                            C2, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)


                                                                               Accumulated     Current
                                                   Additional                      Other         Year
($000)                                    Common     Paid-In      Retained    Comprehensive  Comprehensive
                                          Stock      Capital      Earnings         Loss      Income (Loss)
                                         ------------------------------------------------------------------
Balance, December 31, 2002                 $53      $  22,353      $11,528       $  (943)


Unrealized Losses on Interest Rate
   Swaps for the Three Months Ended
   March 31, 2003, net of tax                                                        (10)          (10)

Net Earnings for the Three
   Months ended March 31, 2003                                         566                         566
                                                                                             ---------------
Total Comprehensive Income                                                                     $   556
                                                                                             ===============

                                         -------------------------------------------------
Balance, March 31, 2003                    $53      $  22,353      $12,094       $  (953)
                                         =================================================





            See notes to consolidated condensed financial statements.

                            C2, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    THREE MONTHS ENDED MARCH 30,
                                                                    ----------------------------
                                                                        2003           2002
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                     $   566,000    $   753,000
        Adjustments to reconcile net earnings to net
        cash (used in) provided by operating activities:
          Depreciation and amortization                                1,914,000      2,080,000
          Gain on sale of fixed assets                                   (48,000)       (59,000)
          Minority interest in consolidated income of subsidiaries             -        124,000
    Changes in assets and liabilities:
          Increase in accounts receivable                               (990,000)    (6,262,000)
          (Increase) decrease in other assets                         (1,157,000)       702,000
          (Decrease) increase in accounts payable, accrued
          Liabilities and other liabilities                             (119,000)       883,000
                                                                     -----------    -----------

Net cash provided by (used in) operating activities                      166,000     (1,779,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                           (889,000)    (1,150,000)
     Proceeds from sale of assets                                          5,000       (296,000)
                                                                     -----------    -----------

Net cash used in investing activities                                   (884,000)    (1,446,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on credit lines                                       721,000      2,723,000
    Net (payments) borrowings on notes and loans payable                (400,000)       213,000
                                                                     -----------    -----------

Net cash provided by financing activities                                321,000      2,936,000
                                                                     -----------    -----------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                                   (397,000)      (289,000)

BEGINNING CASH AND CASH EQUIVALENTS                                    4,483,000      2,539,000
                                                                     -----------    -----------

ENDING CASH AND CASH EQUIVALENTS                                     $ 4,086,000    $ 2,250,000
                                                                     ===========    ===========

Supplemental disclosures of cash flow information:
     Interest paid                                                   $   837,000    $ 1,135,000
     Income taxes paid                                               $   391,000    $   383,000




            See notes to consolidated condensed financial statements.

                            C2, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. These condensed statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2002 Annual Report on Form 10-K.

In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three months ended March 31, 2003, are not necessarily indicative of results that may be expected for the year ending December 31, 2003.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION: Logistic service revenues are recognized when goods are delivered to the customer or when services are provided. Costs and related expenses are recorded as incurred. Revenues and costs related to product sales are recognized when products are shipped to customers.

ACQUISITIONS: On February 5, 2002, Zero Zone, Inc. ("Zero Zone") acquired the assets and assumed certain liabilities of Systematic Refrigeration, Inc. Additional consideration is contingent upon Systematic achieving certain future performance targets through 2006. Systematic, located in Ramsey, Minnesota, is a supplier of refrigeration control systems to the retail grocery industry and various industrial markets. Systematic was an independent producer of refrigeration systems with annual revenues of approximately $10,000,000. The company is now operated under the trade name Zero Zone Refrigeration. Results of operations have been included in the accompanying statements of operations since the acquisition date and are not material to the Company on a pro forma basis. The purchase price acquisition expenses of $130,000 and the assumption of liabilities of $6,214,000 was allocated as follows:

        Cash                      $       6,000
        Receivables                     530,000
        Inventory                     1,338,000
        Other Assets                    432,000
        Goodwill                         31,000
        PP&E                          4,007,000
                                 ----------------
                                  $   6,344,000
                                 ================

On December 31, 2002, C2, Inc. acquired the remaining 29.4% of Zero Zone, Inc. that it did not previously own. The consideration paid to the minority interest holders, all of whom are current members of Zero Zone's management team, was 190,000 shares of C2, Inc. common stock valued at approximately $2,561,000 based on the average closing price of C2 for the five business days prior to the transaction date of December 31, 2002. The Company has preliminarily allocated $579,000 to fixed assets, $28,000 to finished goods inventory, and the remainder of the purchase price over minority interest is recorded as goodwill.

INVENTORIES: Inventories at Total Logistic Control, LLC ("TLC") consist of repair parts and commodities and other food products held for distribution under an exclusive logistic contract. These items are carried at their lower of FIFO (first-in, first-out) cost or market value. At Zero Zone, inventories are stated at the lower of FIFO cost or market value and include materials, labor and manufacturing overhead. As of March 31, 2003 and December 31, 2002, inventories are comprised of the following:


                                            MARCH 31,       DECEMBER 31,
                                              2003             2002
                                           -----------      -----------
Repair parts                               $   177,000      $   173,000
Commodities and other                        1,725,000        1,651,000
Raw materials and work in process            5,570,000        5,682,000
Finished goods                               3,891,000        3,012,000
                                           -----------      -----------
                                           $11,363,000      $10,518,000
                                           ===========      ===========


GOODWILL: Prior to 2002, goodwill was amortized on a straight-line basis over 40 years. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires goodwill to be tested for impairment annually, or more frequently under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Changes in the carrying amount of goodwill by reportable segment for the quarter ended March 31, 2003 are as follows:

                                                         LOGISTIC       PRODUCT
                                                         SERVICES        SALES            TOTAL
                                                       ------------   ------------    ------------
Balance as of December 31, 2002                        $  4,882,000   $ 11,309,000    $ 16,191,000

Adjustment to Purchase Price Allocation (Inventory)              --        (28,000)        (28,000)
                                                       ------------   ------------    ------------
Balance as of March 31, 2003                           $  4,882,000   $ 11,281,000    $ 16,163,000
                                                       ============   ============    ============

NOTE 3 -- EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002.


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                   -----------------------
                                                      2003         2002
                                                   ----------   ----------
Basic Net Earnings per Share:
   Net earnings available to common shareholders   $  566,000   $  753,000
   Average shares of common stock outstanding       5,271,864    5,081,864
                                                   ----------   ----------
   Basic net earnings per share                    $     0.11   $     0.15
                                                   ==========   ==========

Diluted Net Earnings per Share:
   Average shares of common stock outstanding       5,271,864    5,081,864
   Incremental common shares applicable to
   common stock options                               269,953      150,564
                                                   ----------   ----------
   Average common shares assuming full dilution     5,541,817    5,232,428
                                                   ----------   ----------
   Diluted net earnings per share                  $     0.10   $     0.14
                                                   ==========   ==========

NOTE 4 -- SEGMENT INFORMATION

C2, Inc. is divided into two discrete segments - Logistic Services and Product Sales. C2, Inc.'s subsidiary, TLC, operates increasingly as a fully integrated third-party logistics provider. TLC's integrated logistic services include providing warehousing, transportation operations and management services, supply chain management, dedicated third-party facility and operations management, fulfillment services, packaging and food processing. C2, Inc.'s product sales operating segment includes the purchase for resale of certain food products by TLC and open and glass-door refrigerated and frozen display cases and refrigeration control systems manufactured and sold by Zero Zone. Products within this segment are sold primarily to grocery, municipal school districts, and convenience and drug store chains throughout the United States. These operating segments are determined based upon the primary services and product lines provided to customers.

Financial information by business segment is as follows:


                                 THREE MONTHS ENDED
                                      MARCH 31,
                            ----------------------------
                                2003            2002
                            ------------    ------------
Revenues:
    Logistic services       $ 48,475,000    $ 45,441,000
    Product sales             16,664,000      19,199,000
                            ------------    ------------
                            $ 65,139,000    $ 64,640,000
                            ============    ============

Earnings from Operations:
    Logistic services       $  1,941,000    $  1,622,000
    Product sales                 98,000       1,271,000
    Corporate                   (263,000)       (261,000)
                            ------------    ------------
                            $  1,776,000    $  2,632,000
                            ============    ============


NOTE 5 --  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. As of March 31, 2003, interest rate swaps are the only derivative financial instruments held by the Company. The interest rate swaps were established during 2001 in an effort to manage certain interest rate risks. The interest rate swaps, designated as cash flow hedging relationships, were entered in an effort to mitigate the risk of rising interest rates in future periods by converting certain floating rate debt instruments into fixed rate debt. As these interest rate swaps are deemed to be effective, gains and losses on these instruments are deferred in other comprehensive income and recognized in interest expense over the period in which the Company accrues interest expense on the related debt instruments.

Unrealized depreciation on these Swap transactions at March 31, 2003 was $953,000, net of tax.

NOTE 6 -- COMPREHENSIVE INCOME

                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                              ----------------------
                                                2003         2002
                                              ---------    ---------
Unrealized (loss) gain on cash flow hedges    $ (10,000)   $ 200,000
Net income                                      566,000      753,000
                                              ---------    ---------
Total Comprehensive Income                    $ 556,000    $ 953,000
                                              =========    =========

NOTE 7 -- STOCK-BASED EMPLOYEE COMPENSATION PLANS

At March 31, 2003, the Company had one stock-based employee compensation plan, which is described more fully in Note E to the Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company accounts for this stock-based plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost was reflected in previously reported results for any period, as all options granted under this plan had an exercise price equal to the market value of the underlying Common Stock on the measurement date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," to stock-based employee compensation.

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                 --------------------------
                                                    2003           2002
                                                 -----------    -----------
Net income, as reported                          $   566,000    $   753,000
Employee compensation expense determined under
fair value based method for all awards,
net of related tax effects                           (28,000)       (32,000)

                                                 -----------    -----------
Pro forma net income                             $   538,000    $   721,000
                                                 ===========    ===========

Basic earnings per share:
    As reported                                  $      0.11    $      0.15
    Pro forma                                           0.10           0.15

Diluted earnings per share:
    As reported                                  $      0.10    $      0.14
    Pro forma                                           0.10           0.14


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

General Business

The Company is comprised of two operating companies, Total Logistic Control and Zero Zone. TLC, based in Zeeland, Michigan, is a national provider of integrated third-party logistic services which include refrigerated and dry warehousing, transportation operations and management services, supply chain management, dedicated third-party facility and operations management, food distribution, fulfillment services, packaging and food processing. Operations are conducted through a network of 39 logistic centers with 36.3 million cubic feet of refrigerated capacity and more than 3 million square feet of dry warehouse space. TLC operates a fleet of over 400 tractors with over 700 refrigerated and dry trailers.

Zero Zone, based in North Prairie, Wisconsin, manufactures open and glass-door refrigerated and freezer reach-in display cases used in grocery, convenience and drug store chains for retail merchandising of food, beverage and floral products. In 2002, Zero Zone acquired a manufacturer of refrigeration control systems located in Ramsey, Minnesota. Now known as Zero Zone Refrigeration, this company manufactures refrigeration houses and racks used to power and control the refrigeration systems, electrical panels, air conditioning and stand-by power for supermarkets, convenience stores and industrial applications.

Results of Operations

The Company's revenues for the quarter ended March 31, 2003 increased 0.8% to $65,139,000 from $64,640,000 reported for the same period last year. The growth in revenue was due to a 6.7% increase in logistics services revenue to $48,475,000. This increase was due to both significant new business and growth with existing customers in Dedicated Facility Services and Transportation Operations at TLC. Product sales decreased 13.2% quarter-to-quarter to $16,664,000, due primarily to lower volume in Food Distribution Services at TLC and to a lesser extent, lower volume of refrigerated display case sales at Zero Zone.

Logistics expenses as a percent of logistics services revenues were 89.0%, a slight reduction in margin, compared to 88.9% reported for the same period last year. Cost of product sales represented 83.4% of product sales, a 2.2 percentage point decrease in margin, compared to 81.2% reported for the same period last year. Lower sales of food products to Michigan school systems, lower volume in refrigerated display case sales and higher warranty related expenses at Zero Zone were the principal factors associated with the decrease in margin.

Selling, general and administrative expenses were 6.7% of total revenues for the quarter, an increase of 0.6 percentage points, compared to 6.1% reported for the same period last year. Both TLC and Zero Zone incurred increased SG&A expense. TLC incurred higher employee related costs and additional office related expenses all of which are related to the Company's growth. Zero Zone incurred increased SG&A expenses related primarily to a full quarter's period in 2003 versus 2 months of expense at Zero Zone Refrigeration in the first quarter of 2002.

Consolidated earnings from operations for the first quarter of 2003 were $1,776,000, compared to $2,632,000 for the same period in the previous year, a decrease of 32.5%. The decrease in operating earnings for the quarter was primarily attributable to lower volume as previously noted in Product Sales and higher selling, general and administrative expense.

Net interest expense for the quarter of $756,000 decreased 29.1%, compared to the same period last year reflecting lower interest rates on the Company's borrowings at both TLC and Zero Zone and reduced debt at TLC. Due to higher operating earnings and lower debt at TLC, incentive price adjustments reduced the spread over LIBOR by 125 basis points period-to-period, on which TLC borrowing costs are determined.

The effective income tax rate for the three months ended March 31, 2003 was 44.5%, compared to 39.7% for the same period in the previous year. The change in the effective rate is the result of increased state taxes attributable to growth in Logistic Services.

Net earnings for the three months ended March 31, 2003, decreased 24.8% to $566,000, or $0.10 per fully diluted share, compared to $753,000, or $0.14 per fully diluted share, reported for the same period last year. Increased net earnings contributed by Logistics Services were offset by a small loss in Product Sales.

Liquidity and Capital Resources

The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, service lease commitments, maintain and improve warehouses, transportation and manufacturing facilities and equipment, and make other investments. The company is active in the acquisition, leasing or new construction of warehouse facilities, particularly refrigerated facilities, transportation operations, and product lines related to Zero Zone's operations. Historically, bank financing, leasing and internally generated cash have provided funding for these activities. With the acquisition of ProSource, Inc. in 2000, TLC has developed the ability to grow in dedicated facility management services which typically do not require the Company's direct investment in new facilities. These facilities are generally owned by a third-party and leased to the Company's customer, or are owned by the customer and made available to the Company. To the extent that acquisitions or new facility development exceed historical funding sources, the Company may consider issuing equity securities in an underwritten stock offering, a rights offering or in private placement transactions. Currently, the Company has significant subsidiary level credit facilities with three major commercial banks and a corporate level line of credit. At March 31, 2003, the Company's operating subsidiaries had outstanding debt of $60,354,000, all of which is borrowed under various facilities with these banks. At March 31, 2003, unused borrowings under existing credit facilities totaled approximately $30.6 million.

On June 8, 2001, TLC entered into an amended and restated credit agreement with its bank group, which included a $40 million, 5-year reducing revolving credit agreement and a $25 million, 5-year term loan. Both facilities are secured by liens or security interests on substantially all of the assets of TLC and mortgages on its real estate. The revolving credit facility was reduced by 50% of the proceeds from the sale of a refrigerated warehouse, or $4,900,000, on May 31, 2002 and steps down $2 million per year beginning July 1, 2002, further reduced by 50% of the proceeds from any future sales of assets with a final maturity on June 30, 2006. The term loan amortizes $416,666 per quarter commencing September 30, 2001, with a final payment of $17,000,342 due on June 30, 2006. At March 31, 2003, outstanding borrowings under these facilities were $41,800,000. The interest rate on these facilities are LIBOR or prime rate based, at TLC's option, and vary pursuant to a pricing grid based on the ratio of TLC's funded debt to EBITDA, as defined in the credit agreement. At March 31, 2003, borrowings under these facilities carried an average interest rate of LIBOR plus 1.75%, or 3.403%. As of March 31, 2003, TLC was in compliance with all required covenants.

Zero Zone completed a financing package August 31, 1999 with a major commercial bank. The package contains two bond issues and a demand line of credit. The first is a tax-free Industrial Revenue Bond issue in the amount of $3,420,000 that was issued through the State of Wisconsin. This bond has a 20-year life with no annual amortization and carries a seven-day variable interest rate. The second issue is a taxable Industrial Revenue Bond in the original amount of $6,000,000 issued through a bank. This bond has a 12-year maturity schedule with annual principal repayments of $500,000. The remaining balance at March 31, 2003 is $4,500,000. The interest rate on the second bond is also a seven-day variable interest rate. Both bonds are secured by Letters of Credit issued by a major commercial bank. The interest rate on the line of credit, which is secured by Zero Zone's assets, is based on LIBOR plus an amount that varies according to a pricing grid determined by the ratio of funded debt to EBITDA. At March 31, 2003, Zero Zone had $5,121,000 in outstanding borrowings under its $7,500,000 line of credit. The interest rate at March 31, 2003 was 2.84%.

As part of the acquisition of Zero Zone Refrigeration on February 5, 2002, two notes were assumed. The first is a tax-free Bond for $3,100,000, issued by the State of Minnesota. The bond issue date was April 1, 2000 and has a 20-year life with annual principal payments of $85,000 in 2002, increasing to $285,000 by 2020. The interest rate on the bond began at 5.25% and increases to 7.25%. The second is an Equipment Note from the City of Ramsey for $300,000. This note has a 10-year life with annual amortization of $34,766 of principal and interest. The interest rate on this note is 3%.

Zero Zone has unsecured senior subordinated indebtedness in the amount of $350,000 to former and existing shareholders. The interest rate on this debt is 8% and the final payment of $350,000 is due March 12, 2004. Zero Zone also has $3,000,000 of unsecured junior subordinated indebtedness to existing shareholders. The interest rate is 8.5% of which 3.4% is paid in cash and 5.1% is payment-in-kind. Payment of $1,000,000 per year is due beginning December 31, 2005.

At March 31, 2003, C2, Inc. had available an unsecured line of credit in the amount of $15,000,000. No borrowings were outstanding under this facility during the quarter.

As of March 31, 2003, the Company had cash and cash equivalents on hand of $4,086,000, compared to $4,483,000 at December 31, 2002.

Cash flows provided by operations for three months ended March 31, 2003, totaled $166,000 compared to $1,779,000 used in operating activities in the prior year period. The increase in comparative cash flows from operating activities was primarily attributable to reduced growth of working capital accounts required to fund the Company's higher volume.

Cash flows used in investing activities in the period totaled $884,000, compared to $1,446,000 for the same period last year. In the three months ended March 31, 2003, the cash used was primarily related to routine capital expenditures, but at a reduced level compared to the same period last year.

Cash flows provided by financing activities for the first three months of 2003 totaled $321,000 compared to $2,936,000 for the same period last year. In the first three months of fiscal 2003, cash flows provided by financing activities were related to funding lower working capital requirements and scheduled debt payments. In the same period in 2002, the Company acquired Zero Zone Refrigeration which required additional borrowings to fund assumed liabilities.

Critical Accounting Policies

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The company evaluates the recoverability of goodwill with indefinite lives annually, or more frequently if events or circumstances indicate that an asset might be impaired. The Company uses judgement when applying the impairment rules to determine when an impairment test is necessary. Factors the Company considers which could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, a significant decrease in warehouse volume/activity, and significant changes in revenue sources.

Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value. The Company is required to make estimates of its future cash flows related to the asset subject to review. These estimates require assumptions about demand for the Company's products or services and future market conditions. Other assumptions include determining the discount rate and future growth rates. Based on the assumptions above, the Company is unaware of any impairment charges required for the quarter ended March 31, 2003.

ITEM 3.  MARKET RISK

The Company has incurred no additional market risk beyond that disclosed in the Form 10K for the year ended December 31, 2002.



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

- Growth in volume of services or products may be adversely affected by reduced ability to identify and hire qualified employees, cancellation or non-renewal of supply or service agreement with customers.

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

Additional information about risks and uncertainties discussed above, as well as additional material risks in the Company's business may be found in the Company's annual report on Form 10K for the year 2002 and other filings made by the Company from time-to-time with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 1.        Not applicable.

Item 2.        Not applicable.

Item 3.        Not applicable.

Item 4.        Not applicable.

Item 5.        Not applicable.

Item 6.        Exhibits and Reports on Form 8-K

               a.    Exhibit 99.1  Written Statement of Chief Executive Officer
                     Exhibit 99.2  Written Statement of Chief Financial Officer

               b. Report on Form 8-K was filed January 7, 2003, to report the acquisition of the minority interest in Zero Zone, Inc.

               SIGNATURES:

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       C2, Inc.
                                       (Registrant)






Date:     May 13, 2003              /s/   William T. Donovan
          ------------------        --------------------------------------------
                                          William T. Donovan
                                          President and Chief Executive Officer




Date:     May 13, 2003              /s/   David J. Lubar
          ------------------        --------------------------------------------
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


May 13, 2003


/s/   William T. Donovan
--------------------------------------------
William T. Donovan
President & Chief Executive Officer

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


May 13, 2003


/s/   William T. Donovan
--------------------------------------------
William T. Donovan
Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.           Description
-----------           -----------

  Exhibit 99.1        Written Statement of Chief Executive Officer

  Exhibit 99.2        Written Statement of Chief Financial Officer