Form 10-Q
period 2003-06-30
C2 INC
filed 2003-08-12
CIK 1052102

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          -----------------------------

                                    FORM 10-Q

              /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2003

                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

         Yes   /X/         No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes               No  /X/

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1.00 par value                            5,275,864
----------------------------                --------------------------------
         (Class)                            (Outstanding at August 11, 2003)

Page 1 of 22 total pages                 No exhibits are filed with this report.

PART I -- FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS
                            C2, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                       JUNE 30,       DECEMBER 31,
                                                                        2003             2002
                                                                   -------------     -------------
ASSETS:
Current Assets:
    Cash and cash equivalents                                      $   4,032,000     $   4,483,000
    Accounts receivable, net                                          27,285,000        24,224,000
    Inventories                                                        9,934,000        10,518,000
    Prepaids and other                                                 2,875,000         2,699,000
                                                                   -------------     -------------
       Total Current Assets                                           44,126,000        41,924,000
                                                                   -------------     -------------
Long-Term Assets:
    Fixed assets, net                                                 63,790,000        65,971,000
    Goodwill                                                          16,162,000        16,191,000
    Other assets                                                       2,464,000         2,300,000
                                                                   -------------     -------------
       Total Long-Term Assets                                         82,416,000        84,462,000
                                                                   -------------     -------------
                                                                   $ 126,542,000     $ 126,386,000
                                                                   =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
    Current maturities of long-term debt                           $   2,635,000     $   3,285,000
    Line of credit                                                     6,052,000         4,470,000
    Accounts payable                                                  15,186,000        13,571,000
    Accrued liabilities                                               16,019,000        16,595,000
                                                                   -------------     -------------
       Total Current Liabilities                                      39,892,000        37,921,000
                                                                   -------------     -------------
Long-Term Liabilities:
    Long-term debt, less current maturities                           49,127,000        52,278,000
    Other liabilities                                                  3,536,000         3,196,000
                                                                   -------------     -------------
       Total Long-Term Liabilities                                    52,663,000        55,474,000
                                                                   -------------     -------------
       Total Liabilities                                              92,555,000        93,395,000
                                                                   -------------     -------------
Shareholders' Equity:
    Preferred stock, par value $.01 per share,                              --                --
       10,000,000 shares authorized, none issued or outstanding
    Common stock, par value $.01 per share;
       50,000,000 shares authorized, 5,275,864 issued                     53,000            53,000
    Additional paid-in capital                                        22,458,000        22,353,000
    Deferred compensation                                                (84,000)             --
    Accumulated other comprehensive loss                              (1,049,000)         (943,000)
    Retained earnings                                                 12,609,000        11,528,000
                                                                   -------------     -------------
       Total Shareholders' Equity                                     33,987,000        32,991,000
                                                                   -------------     -------------
                                                                   $ 126,542,000     $ 126,386,000
                                                                   =============     =============

            See notes to consolidated condensed financial statements.

                            C2, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                JUNE 30,                            JUNE 30,
                                                    -------------------------------------------------------------------
                                                         2003             2002              2003               2002
                                                    -------------------------------------------------------------------
Revenues:
    Logistic services                               $  51,311,000     $  53,291,000     $  98,832,000     $  98,732,000
    Product sales                                      15,989,000        20,033,000        32,653,000        39,232,000
                                                    -------------------------------------------------------------------
                                                       67,300,000        73,324,000       131,485,000       137,964,000
                                                    -------------------------------------------------------------------
Costs and Expenses:
    Logistic expenses                                  46,004,000        47,601,000        88,209,000        87,987,000
    Cost of product sales                              13,283,000        15,730,000        27,187,000        31,312,000
    Depreciation and amortization                       1,923,000         2,030,000         3,837,000         4,110,000
    Selling, general and administrative expenses        4,430,000         5,002,000         8,816,000         9,096,000
                                                    -------------------------------------------------------------------
                                                       65,640,000        70,363,000       128,049,000       132,505,000
                                                    -------------------------------------------------------------------
Earnings from Operations                                1,660,000         2,961,000         3,436,000         5,459,000

Other Income (Expense):
    Interest expense, net                                (758,000)       (1,105,000)       (1,515,000)       (2,172,000)
    Other income (expense)                                   --            (163,000)             --            (139,000)
                                                    -------------------------------------------------------------------
                                                         (758,000)       (1,268,000)       (1,515,000)       (2,311,000)
                                                    -------------------------------------------------------------------
Earnings before income taxes
    and minority interest                                 902,000         1,693,000         1,921,000         3,148,000

Income tax provision                                      387,000           672,000           840,000         1,250,000
                                                    -------------------------------------------------------------------
Earnings before minority interest                         515,000         1,021,000         1,081,000         1,898,000

Minority interest                                            --             160,000              --             284,000
                                                    ===================================================================
Net earnings                                        $     515,000     $     861,000     $   1,081,000     $   1,614,000
                                                    ===================================================================
Basic net earnings per share                        $        0.10     $        0.17     $        0.21     $        0.32
                                                    ===================================================================
Diluted net earnings per share                      $        0.09     $        0.16     $        0.20     $        0.31
                                                    ===================================================================
Average number of shares outstanding                    5,273,853         5,081,864         5,272,858         5,081,864
                                                    ===================================================================
Diluted number of shares outstanding                    5,506,697         5,277,286         5,527,254         5,261,774
                                                    ===================================================================


            See notes to consolidated condensed financial statements.

                            C2, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2003
                                   (Unaudited)



                                                                                       Accumulated     Current
                                                 Additional                            Other           Year
($000)                                 Common    Paid-In      Deferred      Retained   Comprehensive   Comprehensive
                                       Stock     Capital      Compensation  Earnings   Loss            Income (Loss)
                                      --------------------------------------------------------------------------------
Balance, December 31, 2002               $53     $22,353                      $11,528     $  (943)

Stock Options Exercises                               16

Restricted Stock Issued                               89        $     (89)

Vesting of Restricted Stock                                             5

Unrealized Losses on Interest Rate
   Swaps for the Six Months Ended
   June 30, 2003, net of tax                                                                 (106)             (106)

Net Earnings for the Six
   Months ended June 30, 2003                                                   1,081                         1,081
                                                                                                         -----------

Total Comprehensive Income                                                                                 $    975
                                                                                                         ===========
                                      -------------------------------------------------------------
Balance, June 30, 2003                   $53     $22,458         $    (84)    $12,609     $(1,049)
                                      =============================================================





            See notes to consolidated condensed financial statements.

                            C2, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                      -----------------------------
                                                                          2003             2002
                                                                      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                      $  1,081,000     $  1,614,000
        Adjustments to reconcile net earnings to net
        cash (used in) provided by operating activities:
          Depreciation and amortization                                  3,837,000        4,110,000
          Gain on sale of fixed assets                                     (19,000)        (123,000)
          Minority interest in consolidated income of subsidiaries            --            284,000
          Amortization of restricted stock                                   5,000             --
     Changes in assets and liabilities:
          Increase in accounts receivable                               (3,061,000)      (6,499,000)
          Decrease in other assets                                         262,000        2,899,000
          Increase in accounts payable, accrued
           liabilities and other liabilities                             1,273,000        2,647,000
                                                                      ------------     ------------

Net cash provided by operating activities                                3,378,000        4,932,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                           (2,148,000)      (2,763,000)
     Proceeds from sale of assets                                          522,000        9,848,000
                                                                      ------------     ------------

Net cash (used in) provided by investing activities                     (1,626,000)       7,085,000

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (payments) borrowings on credit lines                            1,582,000          876,000
    Borrowings on notes and loans payable                                3,046,000           70,000
    (Payments) on notes and loans payable                               (6,847,000)     (11,638,000)
    Proceeds issuance of stock                                              16,000             --
                                                                      ------------     ------------

Net cash used in financing activities                                   (2,203,000)     (10,692,000)
                                                                      ------------     ------------

NET (DECREASE)  INCREASE IN CASH AND
     CASH EQUIVALENTS                                                     (451,000)       1,325,000

BEGINNING CASH AND CASH EQUIVALENTS                                      4,483,000        2,539,000
                                                                      ------------     ------------

ENDING CASH AND CASH EQUIVALENTS                                      $  4,032,000     $  3,864,000
                                                                      ============     ============

Supplemental disclosures of cash flow information:
    Interest paid                                                     $  1,623,000     $  2,231,000
    Income taxes paid                                                 $    593,000     $  1,122,000

            See notes to consolidated condensed financial statements.

                            C2, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. These condensed statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2002 Annual Report on Form 10-K.

In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the six months ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION: Logistic service revenues are recognized when goods are delivered to the customer or when services are provided. Costs and related expenses are recorded as incurred. Revenues and costs related to product sales are recognized when products are shipped to customers.

ACQUISITIONS: On February 5, 2002, Zero Zone, Inc. ("Zero Zone") acquired the assets and assumed certain liabilities of Systematic Refrigeration, Inc. Additional consideration is contingent upon Systematic achieving certain future performance targets through 2006. Systematic, located in Ramsey, Minnesota, is a supplier of refrigeration control systems to the retail grocery industry and various industrial markets. Systematic was an independent producer of refrigeration systems with annual revenues of approximately $10,000,000. The company is now operated under the trade name Zero Zone Refrigeration. Results of operations have been included in the accompanying statements of operations since the acquisition date and are not material to the Company on a pro forma basis. The purchase price, acquisition expenses of $130,000 and the assumption of liabilities of $6,214,000 was allocated as follows:

        Cash                             $    6,000
        Receivables                         530,000
        Inventory                         1,338,000
        Other Assets                        432,000
        Goodwill                             31,000
        PP&E                              4,007,000
                                         ----------
                                         $6,344,000
                                         ==========

On December 31, 2002, C2, Inc. acquired the remaining 29.4% of Zero Zone, Inc. that it did not previously own. The consideration paid to the minority interest holders, all of whom are current members of Zero Zone's management team, was 190,000 shares of C2, Inc. common stock valued at approximately $2,561,000 based on the average closing price of C2 for the five business days prior to the transaction date of December 31, 2002. The Company has preliminarily allocated $579,000 to fixed assets, $29,000 to finished goods inventory, and the remainder of the purchase price over minority interest is recorded as goodwill.

INVENTORIES: Inventories at Total Logistic Control, LLC ("TLC") consist of repair parts and commodities and other food products held for distribution under an exclusive logistic contract. These items are carried at their lower of FIFO (first-in, first-out) cost or market value. At Zero Zone, inventories are stated at the lower of FIFO cost or market value and include materials, labor and manufacturing overhead. As of June 30, 2003 and December 31, 2002, inventories are comprised of the following:

                                                                                 JUNE 30,              DECEMBER 31,
                                                                                   2003                    2002
                                                                               ------------            ------------
Repair parts                                                                   $    169,000            $    173,000
Commodities and other                                                               866,000               1,651,000
Raw materials and work in process                                                 4,798,000               5,682,000
Finished goods                                                                    4,101,000               3,012,000
                                                                               ------------            ------------
                                                                               $  9,934,000            $ 10,518,000
                                                                               ============            ============

GOODWILL: Prior to 2002, goodwill was amortized on a straight-line basis over 40 years. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires goodwill to be tested for impairment annually, or more frequently under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2003 are as follows:

                                                                         LOGISTIC               PRODUCT
                                                                         SERVICES                SALES                  TOTAL
                                                                       -------------        ---------------        ---------------
Balance as of December 31, 2002                                        $  4,882,000        $    11,309,000         $   16,191,000

Adjustment to Purchase Price Allocation  for Zero Zone                        --                   (29,000)               (29,000)
                                                                       ------------        ---------------         --------------

Balance as of June 30, 2003                                            $  4,882,000        $    11,280,000         $   16,162,000
                                                                       ============        ===============         ==============

NOTE 3 -- EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share for the three months and six months ended June 30, 2003 and 2002.

                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                             JUNE 30,                    JUNE 30,
                                                     ----------------------------------------------------
                                                        2003          2002          2003          2002
                                                     ----------------------------------------------------
Basic Net Earnings per Share:
    Net earnings available to common shareholders    $  515,000    $  861,000    $1,081,000    $1,614,000
    Average Shares of common stock outstanding        5,273,853     5,081,864     5,272,858     5,081,864
                                                     ----------------------------------------------------
    Basic net earnings per share                     $     0.10    $     0.17    $     0.21    $     0.32
                                                     ====================================================

Diluted Net Earnings per Share:
    Average shares of common stock outstanding        5,273,853     5,081,864     5,272,858     5,081,864
    Incremental common shares applicable to
    common stock options                                232,348       195,422       252,932       179,910
    Restricted stock                                        496          --           1,464          --
                                                     ----------------------------------------------------
    Average common shares assuming full dilution      5,506,697     5,277,286     5,527,254     5,261,774
                                                     ----------------------------------------------------
    Diluted net earnings per share                   $     0.09    $     0.16    $     0.20    $     0.31
                                                     ====================================================

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

Financial information by business segment is as follows:

                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                      JUNE 30, 2003                       JUNE 30, 2003
                             -------------------------------     -------------------------------
                                 2003              2002              2003             2002
                             -------------     -------------     -------------     -------------
Revenues:
    Logistic services        $  51,311,000     $  53,291,000     $  98,832,000     $  98,732,000
    Product sales               15,989,000        20,033,000        32,653,000        39,232,000
                             -------------     -------------     -------------     -------------
                             $  67,300,000     $  73,324,000     $ 131,485,000     $ 137,964,000
                             =============     =============     =============     =============

Earnings from Operations:
    Logistic services        $   1,957,000     $   1,943,000     $   3,898,000     $   3,432,000
    Product sales                   61,000         1,335,000           159,000         2,605,000
    Corporate                     (358,000)         (317,000)         (621,000)         (578,000)
                             -------------     -------------     -------------     -------------
                             $   1,660,000     $   2,961,000     $   3,436,000     $   5,459,000
                             =============     =============     =============     =============

NOTE 5 --  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. As of June 30, 2003, interest rate swaps are the only derivative financial instruments held by the Company. The interest rate swaps were established during 2001 in an effort to manage certain interest rate risks. The interest rate swaps, designated as cash flow hedging relationships, were entered in an effort to mitigate the risk of rising interest rates in future periods by converting certain floating rate debt instruments into fixed rate debt. As these interest rate swaps are deemed to be effective, gains and losses on these instruments are deferred in other comprehensive income and recognized in interest expense over the period in which the Company accrues interest expense on the related debt instruments.

Unrealized depreciation on these Swap transactions at June 30, 2003 was $1,049,000, net of tax.

NOTE 6 -- COMPREHENSIVE INCOME

                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  JUNE 30                       JUNE 30
                                       -----------------------------   ---------------------------
                                            2003           2002           2003           2002
                                       -----------------------------   ---------------------------
Unrealized loss on cash flow hedges    $   (96,000)    $  (772,000)    $  (106,000)    $  (572,000)
Net earnings                               515,000         861,000       1,081,000       1,614,000
                                       -----------------------------------------------------------
Total Comprehensive Income             $   419,000     $    89,000     $   975,000     $ 1,042,000
                                       ===========================================================

NOTE 7 -- STOCK-BASED EMPLOYEE COMPENSATION PLANS

At June 30, 2003, the Company had one stock-based employee compensation plan, which is described more fully in Note E to the Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company accounts for this stock-based plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost was reflected in previously reported results for any period, as all options granted under this plan had an exercise price equal to the market value of the underlying Common Stock on the measurement date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," to stock-based employee compensation.

                                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                       JUNE 30,                         JUNE 30,
                                                             ---------------------------     -------------------------------
                                                                 2003            2002             2003             2002
                                                             ---------------------------     -------------------------------
Net income, as reported                                      $   515,000     $   861,000     $   1,081,000     $   1,614,000
Employee compensation expense determined under fair value
based method for all awards,
net of related tax effects                                       (28,000)        (32,000)          (56,000)          (64,000)

                                                             -----------     -----------     -------------     -------------
Pro forma net income                                         $   487,000     $   829,000     $   1,025,000     $   1,550,000
                                                             ===========     ===========     =============     =============

Basic earnings per share:
    As reported                                              $      0.10     $      0.17     $        0.21     $        0.32
    Pro forma                                                       0.09            0.16              0.19              0.31

Diluted earnings per share:
    As reported                                              $      0.09     $      0.16     $        0.20     $        0.31
    Pro forma                                                       0.09            0.16              0.19              0.29

An amendment to the Company's 1998 Stock Incentive Plan was approved by the shareholders at the Company's 2003 Annual Meeting of Shareholders on April 22, 2003. The amendment replaced the automatic grant of stock options to non-employee directors of the Company upon election or appointment to the Board with automatic grants of restricted stock to non-employee directors on an annual basis on the date of the annual meeting of shareholders each year. In accordance with this amendment, four non-employee directors of the Company were each awarded 2,088 shares of restricted stock. The stock has a five year cliff vesting.

NOTE 8 -- AMENDMENT TO DEBT AGREEMENT

Zero Zone has a financing package with a major commercial bank which contains two bond issues and a demand line of credit. Zero Zone had $12,390,000 outstanding as part of this package at December 31, 2002. Due to lower operating income in the second quarter at Zero Zone, certain financial covenants, Minimum Fixed Charge Coverage and Maximum Funded Debt to EBITDA (a defined earnings level), were not achieved. The Company received waivers from its bank related to the non-compliance and negotiated amended covenants for which future compliance is expected. Interest cost spreads over LIBOR or prime on Zero Zone's line of credit increase by 50 basis points when the ratio of senior funded debt to EBITDA is greater than or equal to 4 times. Similarly, Zero Zone's letters of credit fee increases by 50 basis points when the ratio of senior funded indebtedness to EBITDA is greater than or equal to 4 times. In both cases, the prior incentive grid pricing remains intact and available as the ratio declines. In connection with the amended covenants, C2 corporate made a 6% unsecured, subordinated loan to Zero Zone in the amount of $1,500,000. Interest is payable quarterly if compliance with the amended covenants is maintained.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

General Business

The Company is comprised of two operating companies, TLC and Zero Zone. TLC, based in Zeeland, Michigan, is a national provider of integrated third-party logistic services which include refrigerated and dry warehousing, transportation operations and management services, supply chain management, dedicated third-party facility and operations management, food distribution, fulfillment services, packaging and food processing. Operations are conducted through a network of 40 logistic centers with 36.3 million cubic feet of refrigerated capacity and more than 3 million square feet of dry warehouse space. TLC operates a fleet of over 400 tractors with over 700 refrigerated and dry trailers.

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

Results of Operations

The Company's revenues for the quarter ended June 30, 2003 decreased 8.2% to $67,300,000 from $73,324,000 reported for the same period last year. Revenues from logistic services for the second quarter were $51,311,000, approximately $2,000,000 below last year's comparable period due primarily to reduced throughput in certain fixed fee contracts, which does not alter the Company's fee structure. Revenues from product sales totaled $15,989,000, a decline of 20.2% over those reported for last year's second quarter, due primarily to lower volume of refrigerated display case sales at Zero Zone and lower volume in Food Distribution Services at TLC. Sales of refrigerated display cases have been impacted by reduced spending by retailers for new stores and refurbishments and by consolidation in the grocery, convenience and drug store retailers.

Logistic expenses as a percent of logistic service revenues were 89.7%, representing a slight reduction in margin compared to 89.3% reported for the same period last year. Cost of product sales represented 83.1% of product sales, a 4.6 percentage point decrease in margin compared to 78.5% reported for the same period last year. Lower volume of product sales of refrigerated display cases and higher product service related expenses at Zero Zone were the principal factors associated with the decrease in margin generated by this segment.

Selling, general and administrative expenses were 6.6% of total revenues for the quarter, a decrease of 0.2 % compared to 6.8% reported for the same period last year. Both TLC and Zero Zone incurred lower SG&A expense in this year's second quarter when compared to the same period last year, reflecting aggressive cost management and reduction initiatives. However, due to lower revenues in the period, the ratio of SG&A expense to revenues reflected the small percentage increase.

Consolidated earnings from operations for the second quarter of 2003 were $1,660,000 compared to $2,961,000 for the same period in the previous year, a decrease of 43.9%. The decrease in operating earnings for the quarter was primarily attributable to lower volume of product sales and higher product service related expenses as previously noted.

Interest expense, net for the quarter of $758,000 decreased 31.4% compared to the same period last year, reflecting both lower interest rates on the Company's borrowings and reduced debt at TLC.

The effective income tax rate for the three months ended June 30, 2003 was 42.9% compared to 39.7% for the same period in the previous year. The change in the effective rate is the result of increased state taxes attributable to growth in logistic services.

Net earnings for the three months ended June 30, 2003, decreased 40.2% to $515,000, or $0.09 per diluted share compared to $861,000, or $0.16 per diluted share, reported for the same period last year. Increased net earnings contributed by logistic services were offset by a small loss in product sales and slightly higher corporate expenses for the period.

For the six months ended June 30, 2003, consolidated revenues decreased 4.7% to $131,485,000 compared to $137,964,000 reported for the same period last year. Revenues attributable to logistic services were slightly ahead of last year's level despite the lower volume in certain fixed fee contracts. Revenues from product sales declined 16.8% to $32,653,000 compared to the same period last year, reflecting a substantial deferral of spending by retailers and lower volume in food distribution services to Michigan school districts.

Consolidated earnings from operations for the six month period were $3,436,000 compared to $5,459,000 for the previous year's six month period, a decrease of 37.1% attributable primarily to lower volume in product sales and increase product service related expenses.

Interest expense, net for the six months declined 30.2% to $1,515,000 compared to the same period last year, reflecting lower rates on borrowings and lower debt at TLC.

The effective income tax rate for the six months ended June 30, 2003 was 43.7% compared to 39.7% reported for the same period last year. The increase in the effective rate is the result of increased state taxes attributable to growth in logistic services.

Net earnings for the six months ended June 30, 2003 totaled $1,081,000, or $0.20 per diluted share, a decline of 33% compared to $1,614,000, or $0.31 per diluted share reported for the same period last year. Growth in logistic services at TLC in both revenues and earnings were offset by lower volume and a small loss from product sales and slightly higher corporate expense for the period.

Liquidity and Capital Resources

The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, service lease commitments, maintain and improve warehouses, transportation and manufacturing facilities and equipment, and make other investments. The Company is active in the acquisition, leasing or new construction of warehouse facilities, particularly refrigerated facilities, transportation operations, and product lines related to Zero Zone's operations. Historically, bank financing, leasing and internally generated cash have provided funding for these activities. With the acquisition of ProSource, Inc. in 2000, TLC has developed the ability to grow in dedicated facility management services which typically do not require the Company's direct investment in new facilities. These facilities are generally owned by a third-party and leased to the Company's customer, or are owned by the customer and made available to the

Company. To the extent that acquisitions or new facility development exceed historical funding sources, the Company may consider issuing equity securities in an underwritten stock offering, a rights offering or in private placement transactions. Currently, the Company has significant subsidiary level credit facilities with three major commercial banks and a corporate level line of credit. At June 30, 2003, the Company's operating subsidiaries had outstanding debt of $57,814,000, all of which is borrowed under various facilities with these banks. At June 30, 2003, unused borrowing capacity under existing credit facilities totaled approximately $29,039,000.

On June 8, 2001, TLC entered into an amended and restated credit agreement with its bank group, which included a $40 million, 5-year reducing revolving credit agreement and a $25 million, 5-year term loan. Both facilities are secured by liens or security interests on substantially all of the assets of TLC and mortgages on its real estate. The revolving credit facility was reduced by 50% of the proceeds from the sale of a refrigerated warehouse, or $4,900,000, on May 31, 2002 and steps down $2 million per year beginning July 1, 2002, further reduced by 50% of the proceeds from any future sales of assets with a final maturity on June 30, 2006. The term loan amortizes $416,666 per quarter commencing September 30, 2001, with a final payment of $17,000,342 due on June 30, 2006. At June 30, 2003, outstanding borrowings under these facilities were $38,383,000. The interest rate on these facilities are LIBOR or prime rate based, at TLC's option, and vary pursuant to a pricing grid based on the ratio of TLC's funded debt to EBITDA, as defined in the credit agreement. At June 30, 2003, borrowings under these facilities carried an average interest rate of LIBOR plus 1.75%, or 3.054%. As of June 30, 2003, TLC was in compliance with all required covenants under the credit agreement.

Zero Zone completed a financing package August 31, 1999 with a major commercial bank. The package contains two bond issues and a demand line of credit. The first is a tax-free Industrial Revenue Bond issue in the amount of $3,420,000 that was issued through the State of Wisconsin. This bond has a 20-year life with no annual amortization and carries a seven-day variable interest rate. The second issue is a taxable Industrial Revenue Bond in the original amount of $6,000,000 issued through a bank. This bond has a 12-year maturity schedule with annual principal repayments of $500,000. The remaining balance at June 30, 2003 is $4,500,000. The interest rate on the second bond is also a seven-day variable interest rate. Both bonds are secured by Letters of Credit issued by a major commercial bank. The interest rate on the line of credit, which is secured by Zero Zone's assets, is based on LIBOR plus an amount that varies according to a pricing grid determined by the ratio of funded debt to EBITDA. At June 30, 2003, Zero Zone had $6,052,000 in outstanding borrowings under its $7,500,000 line of credit. The interest rate at June 30, 2003 was 2.82%. Due to lower operating income in the second quarter at Zero Zone, certain financial covenants, Minimum Fixed Charge Coverage and Maximum Funded Debt to EBITDA, were not achieved. The Company received waivers from its bank related to the non-compliance and negotiated amended covenants for which future compliance is expected. Interest cost spreads over LIBOR or prime on Zero Zone's line of credit increase by 50 basis points when the ratio of senior funded debt to EBITDA (a defined earnings level) is greater than or equal to 4 times. Similarly, Zero Zone's letters of credit fee increases by 50 basis points when the ratio of senior funded indebtedness to EBITDA is greater than or equal to 4 times. In both cases, the prior incentive grid pricing remains intact and available as the ratio declines. In connection with the amended covenants, C2 corporate made a 6% unsecured, subordinated loan to Zero Zone in the amount of $1,500,000. Interest is payable quarterly if compliance with the amended covenants is maintained.

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

At June 30, 2003, C2, Inc. corporate had available an unsecured line of credit in the amount of $15,000,000. No borrowings were outstanding under this facility during the quarter.

As of June 30, 2003, the Company had cash and cash equivalents on hand of $4,032,000 compared to $4,483,000 at December 31, 2002.

Cash flows provided by operations for six months ended June 30, 2003 totaled $3,378,000 compared to $4,932,000 in the prior year period. The decrease in comparative cash flows from operating activities was primarily attributable to lower net earnings, depreciation and amortization expense and the elimination of minority interest in fiscal 2003.

Cash flows used in investing activities in the period totaled $1,626,000 compared to $7,085,000 provided in the same period last year. In the six months ended June 30, 2003, the cash used was primarily related to routine capital expenditures, but at a reduced level compared to the same period last year. Cash provided by investing activities in the prior year included proceeds from the sale and leaseback of assets in the amount of $9,848,000.

Cash flows used in financing activities for the first six months of 2003 totaled $2,203,000 compared to $10,692,000 for the same period last year. In the first six months of fiscal 2003, cash flows used in financing activities were related to net reductions in and scheduled debt payments. In the same period in 2002, the Company used proceeds from asset sales and cash flow from operating and investing activities to reduce outstanding indebtedness. Also in the same period, the Company acquired Zero Zone Refrigeration which required additional borrowings to fund assumed liabilities.

ITEM 3.  MARKET RISK

The Company has incurred no additional market risk beyond that disclosed in the Form 10K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

     (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements and other statements that are not historical facts. Actual results may differ materially from management's expectations. The forward-looking statements involve risks and uncertainties, including but not limited to:

o Demand for and profitability of warehousing, transportation, logistic services and refrigerated systems and display cases may be adversely affected by increases in interest rates, adverse economic conditions, increased energy costs, weather or market conditions which adversely affect vegetable and fruit crop yields, loss of a material customer or other factors.

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

o The Company's profitability may be adversely affected by performance which does not meet standards established in contractual agreements relating to transportation operations, logistics management, dedicated facility operations and product manufacturing.

o Consolidations within the food industry, food retailers or drug and convenience store chains could impact the Company's customers.

o Company's market share may be adversely affected as a result of new or increased competitive conditions in warehousing, transportation or refrigeration systems and product manufacturing.

Additional information about risks and uncertainties discussed above, as well as additional material risks in the Company's business may be found in the Company's annual report on Form 10-K for the year 2002 and other filings made by the Company from time-to-time with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 1.        Not applicable.

Item 2.        Not applicable.

Item 3.        Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders.

               a. At the Company's 2003 Annual Meeting of Shareholders on April 22, 2003, the following Directors were elected for terms to expire at the 2004 Annual Meeting of Shareholders. There were 5,271,864 shares of the company's common stock entitled to vote. The Directors were elected by a vote of 5,064,242 shares.

                           John A. Becker
                           Nicholas F. Brady
                           William T. Donovan
                           David J. Lubar
                           Sheldon B. Lubar
                           William H. Lacy

               b. At the 2003 Annual Meeting of Shareholders on April 22, 2003, the amendments to the Company's 1998 Stock Incentive Plan as described in the proxy statement were approved on a vote of 5,059,766 shares of the 5,271,864 shares of the Company's common stock entitled to vote.

Item 5.        Not applicable.

Item 6.        Exhibits and Reports on Form 8-K

               a.  Exhibit 31.1  Certification of Chief Executive Officer
                   Exhibit 31.2  Certification of Chief Financial Officer
                   Exhibit 32.1 Written Statement of Chief Executive Officer and Chief Financial Officer

               b.  Report on Form 8-K was filed April 24, 2003, to report under
                   Item 12 the disclosure of Results of Operations for the three months ended March 31, 2003.

               SIGNATURES:

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        C2, Inc.
                                     (Registrant)


Date:      August 11, 2003               /s/  William T. Donovan
           ---------------           ----------------------------------
                                         William T. Donovan
                                         President and Chief Executive Officer




Date:      August 11, 2003               /s/  David J. Lubar
           ---------------           ----------------------------------
                                         David J. Lubar
                                         Chairman

                                 Exhibit Index


Exhibit Number                             Description
--------------                             -----------
Exhibit 31.1                    Certification of Chief Executive Officer

Exhibit 31.2                    Certification of Chief Financial Officer

Exhibit 32.1 Written Statement of Chief Executive Officer and Chief Financial Officer