Form 10-Q
period 2003-09-30
C2 INC
filed 2003-11-05
CIK 1052102

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

                      For Quarter Ended September 30, 2003

                                       OR

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                     For the transition period from          to
                                                    --------

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

         Yes   X                    No
             -----                     -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes                        No   X
             -----                     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock $1.00 par value                          5,275,864
----------------------------              ---------------------------------
         (Class)                          (Outstanding at November 3, 2003)

PART I - FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS
                            C2, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                      2003             2002
                                                                  --------------   -------------
ASSETS:
Current Assets:
    Cash and cash equivalents                                     $   3,676,000    $   4,483,000
    Accounts receivable, net                                         28,546,000       24,224,000
    Inventories                                                      10,608,000       10,518,000
    Prepaids and other                                                2,973,000        3,147,000
                                                                  -------------    -------------
       Total Current Assets                                          45,803,000       42,372,000
                                                                  -------------    -------------

Long-Term Assets:
    Fixed assets, net                                                62,552,000       65,971,000
    Goodwill                                                         16,162,000       16,191,000
    Other assets                                                      2,567,000        2,300,000
                                                                  -------------    -------------
       Total Long-Term Assets                                        81,281,000       84,462,000
                                                                  -------------    -------------
                                                                  $ 127,084,000    $ 126,834,000
                                                                  =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
    Current maturities of long-term debt                          $   2,640,000    $   3,285,000
    Line of credit                                                    5,949,000        4,470,000
    Short-term debt                                                     243,000          448,000
    Accounts payable                                                 12,851,000       13,571,000
    Accrued liabilities                                              19,828,000       16,595,000
                                                                  -------------    -------------
       Total Current Liabilities                                     41,511,000       38,369,000
                                                                  -------------    -------------

Long-Term Liabilities:
    Long-term debt, less current maturities                          46,432,000       52,278,000
    Other liabilities                                                 3,371,000        3,196,000
                                                                  -------------    -------------
       Total Long-Term Liabilities                                   49,803,000       55,474,000
                                                                  -------------    -------------
       Total Liabilities                                             91,314,000       93,843,000
                                                                  -------------    -------------

Shareholders' Equity:
    Preferred stock, par value $.01 per share,                              -                -
       10,000,000 shares authorized, none issued or outstanding
    Common stock, par value $.01 per share;
       50,000,000 shares authorized, 5,275,864 issued                    53,000           53,000
    Additional paid-in capital                                       22,483,000       22,353,000
    Deferred compensation                                              (104,000)             -
    Accumulated other comprehensive loss                               (838,000)        (943,000)
    Retained earnings                                                14,176,000       11,528,000
                                                                  -------------    -------------
       Total Shareholders' Equity                                    35,770,000       32,991,000
                                                                  -------------    -------------
                                                                  $ 127,084,000    $ 126,834,000
                                                                  =============    =============



            See notes to consolidated condensed financial statements.

                           C2, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                   ----------------------------------------------------------------
                                                       2003             2002             2003             2002
                                                   ----------------------------------------------------------------
Revenues:
    Logistic services                              $  53,394,000    $  50,127,000    $ 152,226,000    $ 148,859,000
    Product sales                                     17,701,000       16,344,000       50,354,000       55,576,000
                                                   ----------------------------------------------------------------
                                                      71,095,000       66,471,000      202,580,000      204,435,000
                                                   ----------------------------------------------------------------

Costs and Expenses:
    Logistic expenses                                 46,649,000       43,824,000      134,868,000      131,850,000
    Cost of product sales                             14,120,000       13,137,000       41,307,000       44,448,000
    Depreciation and amortization                      1,952,000        1,966,000        5,780,000        6,077,000
    Selling, general and administrative expenses       4,931,000        4,935,000       13,746,000       13,757,000
                                                   ----------------------------------------------------------------
                                                      67,652,000       63,862,000      195,701,000      196,132,000
                                                   ----------------------------------------------------------------

Earnings from operations                               3,443,000        2,609,000        6,879,000        8,303,000

Other income (expense):
    Interest expense, net                               (707,000)        (840,000)      (2,222,000)      (3,012,000)
    Other income (expense)                                   -            121,000              -            (18,000)
                                                   ----------------------------------------------------------------
                                                        (707,000)        (719,000)      (2,222,000)      (3,030,000)
                                                   ----------------------------------------------------------------

Earnings before income taxes
    and minority interest                              2,736,000        1,890,000        4,657,000        5,273,000

Income tax provision                                   1,168,000          816,000        2,009,000        2,301,000
                                                   ----------------------------------------------------------------

Earnings before minority interest                      1,568,000        1,074,000        2,648,000        2,972,000

Minority interest                                            -             31,000              -            315,000
                                                   ----------------------------------------------------------------

Net earnings                                       $   1,568,000    $   1,043,000    $   2,648,000    $   2,657,000
                                                   ================================================================

Basic net earnings per share                       $        0.30    $        0.21    $        0.50    $        0.52
                                                   ================================================================

Diluted net earnings per share                     $        0.28    $        0.20    $        0.48    $        0.51
                                                   ================================================================

Average number of shares outstanding                   5,275,864        5,081,864        5,273,875        5,081,864
                                                   ================================================================

Diluted number of shares outstanding                   5,509,397        5,253,109        5,523,021        5,258,795
                                                   ================================================================




            See notes to consolidated condensed financial statements.

                           C2, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                  (Unaudited)


                                                                                                Accumulated      Current
                                                      Additional                                Other            Year
($000)                                     Common      Paid-In         Deferred      Retained   Comprehensive    Comprehensive
                                            Stock      Capital       Compensation    Earnings   Gain (Loss)      Income
                                        --------------------------------------------------------------------------------------
Balance, December 31, 2002              $     53      $ 22,353                       $ 11,528   $   (943)

Stock Options Exercises                                     16

Restricted Stock Issued                                    114       $      (114)

Vesting of Restricted Stock                                                   10

Unrealized Gains on Interest Rate
   Swaps for the Nine Months Ended
   September 30, 2003, net of tax                                                                    105               105

Net Earnings for the Nine Months
   ended September 30, 2003                                                          2,648                           2,648
                                                                                                                 ---------

Total Comprehensive Income                                                                                       $   2,753
                                                                                                                 =========

                                        -------------------------------------------------------------------
Balance, September 30, 2003             $     53      $ 22,483       $      (104)    $ 14,176   $   (838)
                                        ===================================================================




            See notes to consolidated condensed financial statements.

                           C2, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------
                                                                             2003               2002
                                                                        ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                        $  2,648,000       $  2,657,000
        Adjustments to reconcile net earnings to net
        cash (used in) provided by operating activities:
          Depreciation and amortization                                    5,780,000          6,077,000
          Gain on sale of fixed assets                                       (95,000)          (160,000)
          Minority interest in consolidated income of subsidiaries               -              315,000
          Other                                                               85,000             67,000
     Changes in assets and liabilities:
          Increase in accounts receivable                                 (4,322,000)        (2,895,000)
          Decrease in other assets                                           287,000          2,250,000
          Increase in accounts payable, accrued
             liabilities and other liabilities                             2,569,000            227,000
                                                                        ------------       ------------

Net cash provided by operating activities                                  6,952,000          8,538,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                             (2,853,000)        (4,404,000)
     Proceeds from sale of assets                                            510,000         10,420,000
     Other investment                                                       (145,000)               -
                                                                        ------------       ------------

Net cash (used in) provided by investing activities                       (2,488,000)         6,016,000

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on credit lines                                         1,479,000          1,362,000
    Borrowings on notes and loans payable                                  4,234,000
    Payments on notes and loans payable                                  (11,000,000)       (13,736,000)
    Proceeds issuance of stock                                                16,000                -
                                                                        ------------       ------------

Net cash used in financing activities                                     (5,271,000)       (12,374,000)
                                                                        ------------       ------------

NET (DECREASE)  INCREASE IN CASH AND
     CASH EQUIVALENTS                                                       (807,000)         2,180,000

BEGINNING CASH AND CASH EQUIVALENTS                                        4,483,000          2,539,000
                                                                        ------------       ------------

ENDING CASH AND CASH EQUIVALENTS                                        $  3,676,000       $  4,719,000
                                                                        ============       ============

Supplemental disclosures of cash flow information:
    Interest paid                                                       $  2,344,000       $  3,160,000
    Income taxes paid                                                   $  1,049,000       $  1,420,000
Non-cash transaction:
     Payment-in-kind interest                                           $     70,000       $     67,000




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

In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION: Logistic service revenues are recognized when goods are delivered to the customer or when services are provided. Costs and related expenses are recorded as incurred. Revenues and costs related to product sales are recognized when risk of loss and title are transferred, when there is evidence of agreement and collectibility of consideration to be received is probable which is generally when products are shipped to customers.

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
                                        ----------
                                        $6,344,000
                                        ==========


On December 31, 2002, C2, Inc. acquired the remaining 29.4% of Zero Zone, Inc. that it did not previously own. The consideration paid to the minority interest holders, all of whom are current members of Zero Zone's management team, was 190,000 shares of C2, Inc. common stock valued at approximately $2,561,000 based on the average closing price of C2 for the five business days prior to the transaction date of December 31, 2002. The Company has allocated $579,000 to fixed assets, $29,000 to finished goods inventory, and the remainder of the purchase price over minority interest is recorded as goodwill.

During the quarter, TLC acquired a 45% ownership interest through the purchase of common shares of Integrated Logistics, LLC (ITLX), a certified Minority Business Enterprise. The consideration for these shares was $145,000. ITLX, based in Flint, Michigan, provides transportation and logistics services primarily to Tier 1 and Tier 2 automotive suppliers. Annual revenues are approximately $3,500,000.

INVENTORIES: Inventories at Total Logistic Control, LLC ("TLC") consist of repair parts and commodities and other food products held for distribution under an exclusive logistic contract. These items are carried at their lower of FIFO (first-in, first-out) cost or market value. At Zero Zone, inventories are stated at the lower of FIFO cost or market value and include raw materials and materials, labor and manufacturing overhead for finished goods and work in process. As of September 30, 2003 and December 31, 2002, inventories are comprised of the following:

                                      SEPTEMBER 30,     DECEMBER 31,
                                          2003             2002
                                      -------------     ------------
Repair parts                           $   167,000      $   173,000
Commodities and other                    1,617,000        1,651,000
Raw materials and work in process        6,031,000        5,682,000
Finished goods                           2,793,000        3,012,000
                                       -----------      -----------
                                       $10,608,000      $10,518,000
                                       ===========      ===========


GOODWILL: Prior to 2002, goodwill was amortized on a straight-line basis over 40 years. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires goodwill to be tested for impairment annually, or more frequently under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2003 are as follows:



                                                              LOGISTIC           PRODUCT
                                                              SERVICES            SALES              TOTAL
                                                            ------------      ------------       ------------
Balance as of December 31, 2002                             $  4,882,000      $ 11,309,000       $ 16,191,000

Adjustment to Purchase Price Allocation for Zero Zone               -              (29,000)           (29,000)
                                                            ------------      ------------       ------------

Balance as of September 30, 2003                            $  4,882,000      $ 11,280,000       $ 16,162,000
                                                            ============      ============       ============


RECLASSIFICATIONS:   Certain reclassifications have been made in the 2002
statements to conform with 2003 presentation.

NOTE 3 - EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share for the three months and nine months ended September 30, 2003 and 2002.



                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30
                                                      ----------------------------------------------------------
                                                          2003            2002            2003            2002
                                                      ----------------------------------------------------------
Basic Net Earnings per Share:
   Net earnings available to common shareholders      $1,568,000      $1,043,000      $2,648,000      $2,657,000
   Average Shares of common stock outstanding          5,275,864       5,081,864       5,273,875       5,081,864
                                                      ----------------------------------------------------------
   Basic net earnings per share                       $     0.30      $     0.21      $     0.50      $     0.52
                                                      ==========================================================

Diluted Net Earnings per Share:
   Average shares of common stock outstanding          5,275,864       5,081,864       5,273,875       5,081,864
   Incremental common shares applicable to
   common stock options                                  232,479         171,245         247,223         176,931
   Restricted stock                                        1,054             -             1,923             -
                                                      ----------------------------------------------------------
   Average common shares assuming full dilution        5,509,397       5,253,109       5,523,021       5,258,795
                                                      ----------------------------------------------------------
   Diluted net earnings per share                     $     0.28      $     0.20      $     0.48      $     0.51
                                                      ==========================================================



NOTE 4 - SEGMENT INFORMATION

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

Financial information by business segment is as follows:



                                        THREE MONTHS ENDED                     NINE MONTHS ENDED
                                        SEPTEMBER 30, 2003                     SEPTEMBER 30, 2003
                               ---------------------------------       ---------------------------------
                                    2003                2002                2003                2002
                               -------------       -------------       -------------       -------------
Revenues:
    Logistic services          $  53,394,000       $  50,127,000       $ 152,226,000       $ 148,859,000
    Product sales                 17,701,000          16,344,000          50,354,000          55,576,000
                               -------------       -------------       -------------       -------------
                               $  71,095,000       $  66,471,000       $ 202,580,000       $ 204,435,000
                               =============       =============       =============       =============

Earnings from Operations:
    Logistic services          $   2,882,000       $   2,651,000       $   6,770,000       $   6,318,000
    Product sales                    837,000             275,000           1,006,000           2,880,000
    Corporate                       (276,000)           (317,000)           (897,000)           (895,000)
                               -------------       -------------       -------------       -------------
                               $   3,443,000       $   2,609,000       $   6,879,000       $   8,303,000
                               =============       =============       =============       =============


NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES


The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. As of September 30, 2003, interest rate swaps are the only derivative financial instruments held by the Company. The interest rate swaps were established during 2001 in an effort to manage certain interest rate risks. The interest rate swaps, designated as cash flow hedging relationships, were entered in an effort to mitigate the risk of rising interest rates in future periods by converting certain floating rate debt instruments into fixed rate debt. As these interest rate swaps are deemed to be highly effective, gains and losses on these instruments are deferred in other comprehensive income and recognized in interest expense over the period in which the Company pays interest expense on the related debt instruments.

Unrealized losses on these Swap transactions at September 30, 2003 were $838,000, net of tax.

NOTE 6 - COMPREHENSIVE INCOME



                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          SEPTEMBER 30                      SEPTEMBER 30
                                                ----------------------------       ----------------------------
                                                     2003            2002              2003             2002
                                                ----------------------------       ----------------------------

Unrealized gain (loss) on cash flow hedges      $   211,000      $  (734,000)      $   105,000      $(1,306,000)
Net earnings                                      1,568,000        1,043,000         2,648,000        2,657,000
                                                ---------------------------------------------------------------
Total Comprehensive Income                      $ 1,779,000      $   309,000       $ 2,753,000      $ 1,351,000
                                                ===============================================================


NOTE 7 - STOCK-BASED EMPLOYEE COMPENSATION PLANS

The Company's stock-based employee compensation plan, which is described more fully in Note E to the Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company accounts for this stock-based plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost was reflected in previously reported results for any period, as all options granted under this plan had an exercise price equal to the market value of the underlying Common Stock on the measurement date. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," to stock-based employee compensation.

An amendment to the Company's 1998 Stock Incentive Plan was approved by the shareholders at the Company's 2003 Annual Meeting of Shareholders on April 22, 2003. The amendment replaced the automatic grant of stock options to non-employee directors of the Company upon election or appointment to the Board with automatic grants of restricted stock to non-employee directors on an annual basis on the date of the annual meeting of shareholders each year. In accordance with this amendment, four non-employee directors of the Company were each awarded 2,088 shares of restricted stock and one non-employee director was awarded 2,373 shares of restricted stock. The stock has a five year cliff vesting.



                                                      ------------------------------    ------------------------------
                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                                      ------------------------------    ------------------------------
                                                           2003              2002            2003             2002
                                                      ------------------------------    ------------------------------
Net income, as reported                               $   1,568,000    $   1,043,000    $   2,648,000    $   2,657,000

Deferred compensation expense                                 6,000              -             10,000              -


Employee compensation expense determined under fair
value based method for all awards,
net of related tax effects                                  (34,000)         (32,000)         (94,000)         (96,000)

                                                      -------------    -------------    -------------    -------------
Pro forma net income                                  $   1,540,000    $   1,011,000    $   2,564,000    $   2,561,000
                                                      =============    =============    =============    =============

Basic earnings per share:
    As reported                                       $        0.30    $        0.21    $        0.50    $        0.52
    Pro forma                                                  0.29             0.20             0.49             0.50

Diluted earnings per share:
    As reported                                       $        0.28    $        0.20    $        0.48    $        0.51
    Pro forma                                                  0.28             0.19             0.46             0.49




NOTE 8 - AMENDMENT TO DEBT AGREEMENT

Zero Zone has a financing package with a major commercial bank which contains two bond issues and a demand line of credit. Zero Zone had $12,390,000 in outstanding borrowings under these facilities at December 31, 2002. Due to lower operating income in the second quarter at Zero Zone, certain financial covenants, Minimum Fixed Charge Coverage and Maximum Funded Debt to EBITDA (a defined earnings level), were not achieved. The Company received waivers from its bank related to the non-compliance and negotiated amended covenants for which future compliance is expected. Interest cost spreads over LIBOR or prime on Zero Zone's line of credit increase by 50 basis points when the ratio of senior funded debt to EBITDA is greater than or equal to 4 times. Similarly, Zero Zone's letters of credit fee increases by 50 basis points when the ratio of senior funded indebtedness to EBITDA is greater than or equal to 4 times. In both cases, the prior incentive grid pricing remains intact and available as the ratio declines. In connection with the amended covenants, C2 corporate made a 6% unsecured, subordinated loan to Zero Zone in the amount of $1,500,000. Interest is payable quarterly if compliance with the amended covenants is maintained. At September 30, 2003, Zero Zone was in compliance with all amended covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Business

The Company is comprised of two operating companies, TLC and Zero Zone. TLC, based in Zeeland, Michigan, is a national provider of integrated third-party logistic services which include refrigerated and dry warehousing, transportation operations and management services, supply chain management, dedicated third-party facility and operations management, food distribution, fulfillment services, packaging and food processing. Operations are conducted through a network of 41 logistic centers with 36.3 million cubic feet of refrigerated capacity and more than 3 million square feet of dry warehouse space. TLC operates a fleet of over 425 tractors with over 700 refrigerated and dry trailers.

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

Results of Operations

The Company's revenues for the quarter ended September 30, 2003 increased 7.0% to $71,095,000 from $66,471,000 reported for the same period last year. Revenues from logistic services for the third quarter were $53,394,000, approximately $3,300,000 higher than last year's comparable period due primarily to additional term contracts for dedicated facility management projects as well as improved utilization in warehousing and growth in transportation operations. Revenues from product sales totaled $17,701,000, an increase of 8.3% over the $16,344,000 reported for last year's third quarter. Increased commitments by Zero Zone's customers in capital spending in retail infrastructure contributed to the higher volume as well as Zero Zone's refrigeration systems and controls business which has grown significantly since its acquisition in February 2002.

Logistic expenses as a percent of logistic service revenues were 87.4% for the third quarter ended September 30, 2003, which is level with that reported for the same period in 2002. Cost of product sales represented 79.8% of product sales, a 0.6 percentage point improvement in margin compared to 80.4% reported for the same period last year. Higher volume in product sales of refrigeration control systems was the principal factor associated with the increase in margin generated by this segment.

Selling, general and administrative expenses were 6.9% of total revenues for the quarter, an improvement in margin of 0.5% compared to 7.4% reported for the same period last year. Both TLC and

Zero Zone incurred lower SG&A expense in this year's third quarter when compared to the same period last year, reflecting aggressive cost management and reduction initiatives.

Consolidated earnings from operations for the third quarter of 2003 were $3,443,000 compared to $2,609,000 for the same period in the previous year, an increase of 32%. The increase in operating earnings for the quarter was primarily attributable to additional term contracts for dedicated facility management, improved utilization of warehousing and transportation operations and higher volume of product sales as previously noted.

Interest expense, net for the quarter of $707,000 decreased 15.8% compared to the same period last year, reflecting primarily a reduced level of debt at TLC.

The effective income tax rate for the three months ended September 30, 2003 was 42.7% compared to 43.2% for the same period in the previous year.

Net earnings for the three months ended September 30, 2003, totaled $1,568,000, or $0.28 per diluted share and represent an increase of 50.3% compared to $1,043,000, or $0.20 per diluted share, reported for the same period last year. The increase in net earnings reported for the quarter resulted from higher increased operating income from both logistic services and product sales and lower interest expense.

For the nine months ended September 30, 2003, consolidated revenues decreased 0.9% to $202,580,000 compared to $204,435,000 reported for the same period last year. Revenues attributable to logistic services increased by 2.3% compared to the same period last year. Revenues from product sales declined 9.4% to $50,354,000 compared to the same period last year, reflecting the deferral of capital spending by retailers and lower volume in food distribution services to Michigan school districts.

Consolidated earnings from operations for the nine month period were $6,879,000 compared to $8,303,000 for the previous year's nine month period, a decrease of 17.2% attributable primarily to lower volume in product sales and increased product service related expenses.

Interest expense, net for the nine months declined 26.2% to $2,222,000 compared to the same period last year, reflecting primarily a reduced level of debt at TLC.

The effective income tax rate for the nine months ended September 30, 2003 was 43.1% compared to 43.6% reported for the same period last year.

Net earnings for the nine months ended September 30, 2003 totaled $2,648,000, or $0.48 per diluted share, a slight decline compared to $2,657,000, or $0.51 per diluted share, reported for the same period last year. Growth in logistic services at TLC in both revenues and earnings were offset by lower volume and earnings from product sales.

Liquidity and Capital Resources

The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, service lease commitments, maintain and improve warehouses, transportation and manufacturing facilities and equipment, and make other investments. The Company is active in the acquisition, leasing or new construction of warehouse facilities, particularly refrigerated facilities, transportation operations, and product lines related to Zero Zone's operations. Historically, bank financing, leasing and internally generated cash have provided funding for these activities. With the acquisition of ProSource, Inc. in 2000, TLC has developed the ability to grow in dedicated facility management services which typically do not require the Company's direct investment in new facilities. These facilities are generally owned by a third-party and leased to the Company's customer, or are owned by the customer and made available to the Company. To the extent that acquisitions or new facility development exceed historical funding sources, the Company may consider issuing equity securities in an underwritten stock offering, a rights offering or in private placement transactions. Currently, the Company has significant subsidiary level credit facilities with three major commercial banks and a corporate level line of credit. At September 30, 2003, the Company's operating subsidiaries had outstanding debt of $55,021,000, all of which is borrowed under various facilities with these banks. At September 30, 2003, unused borrowing capacity under existing credit facilities totaled approximately $29,642,000.

On June 8, 2001, TLC entered into an amended and restated credit agreement with its bank group, which included a $40 million, 5-year reducing revolving credit agreement and a $25 million, 5-year term loan. At September 30, 2003, outstanding borrowings under these facilities were $36,267,000. The interest rate on these facilities are LIBOR or prime rate based, at TLC's option, and vary pursuant to a pricing grid based on the ratio of TLC's funded debt to EBITDA, as defined in the credit agreement. At September 30, 2003, borrowings under these facilities carried an average interest rate of LIBOR plus 1.75%, or 2.9375%. As of September 30, 2003, TLC was in compliance with all required covenants under the credit agreement. Short-term debt in the amount of $243,000 at September 30, 2003 represents TLC's election to finance a portion of its insurance contracts.

Zero Zone completed a financing package August 31, 1999 with a major commercial bank. The package contains two bond issues and a demand line of credit. Both bonds are secured by Letters of Credit issued by a major commercial bank. The interest rate on the line of credit, which is secured by Zero Zone's assets, is based on LIBOR plus an amount that varies according to a pricing grid determined by the ratio of funded debt to EBITDA. At September 30, 2003, Zero Zone had $5,949,000 in outstanding borrowings under its $7,500,000 line of credit. The interest rate at September 30, 2003 was 3.865%. Due to lower operating income generated in the second quarter of fiscal 2003 at Zero Zone, certain financial covenants, Minimum Fixed Charge Coverage and Maximum Funded Debt to EBITDA, were not achieved. The Company received waivers from its bank related to the non-compliance and negotiated amended covenants for which future compliance is expected. Interest cost spreads over LIBOR or prime on Zero Zone's line of credit increase by 50 basis points when the ratio of senior funded debt to EBITDA (a defined earnings level) is greater than or equal to 4 times. Similarly, Zero Zone's letters of credit fee increases by 50 basis points when the ratio of senior funded indebtedness to EBITDA is greater than or equal to 4 times. In both cases, the prior incentive grid pricing remains intact and available as the ratio declines. In connection with the amended covenants, C2 corporate made a 6% unsecured, subordinated loan to Zero Zone in the amount of $1,500,000. Interest is payable quarterly if compliance with the amended covenants is maintained. As of September 30, 2003, Zero Zone was in compliance with all required covenants under the credit agreement.

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

At September 30, 2003, C2, Inc. corporate had available an unsecured line of credit in the amount of $15,000,000. No borrowings were outstanding under this facility during fiscal 2003 to date.

As of September 30, 2003, the Company had cash and cash equivalents on hand of $3,676,000 compared to $4,483,000 at December 31, 2002.

Cash flows provided by operations for nine months ended September 30, 2003 totaled $6,952,000 compared to $8,538,000 in the prior year period. The decrease in comparative cash flows from operating activities was primarily attributable to an increase in accounts receivable offset by an increase in accrued liabilities.

Cash flows used in investing activities in the period totaled $2,488,000 compared to $6,016,000 provided in the same period last year. In the nine months ended September 30, 2003, cash used was primarily related to routine capital expenditures, but at a reduced level compared to the same period last year. Cash provided by investing activities in the prior year included proceeds from the sale of assets, the single largest item was the sale of a refrigerated warehouse in the amount of $9,800,000.

Cash flows used in financing activities for the first nine months of 2003 totaled $5,271,000 compared to $12,374,000 for the same period last year. In the first nine months of fiscal 2003, cash flows used in financing activities were related to net reductions in and scheduled debt payments. In the same period in 2002, the Company used proceeds from asset sales and cash flow from operating and investing activities to reduce outstanding indebtedness. Also in the same period, the Company acquired Zero Zone Refrigeration which required additional borrowings to fund assumed liabilities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has incurred no additional market risk beyond that disclosed in the Form 10K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

  (a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

  (b) Changes in Internal Controls. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           a. Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a)

              Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a)

              Exhibit 32.1 Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

           b. Report on Form 8-K was filed July 23, 2003, furnishing under
              Item 12 the Company's press release announcing Results of Operations for the three months ended June 30, 2003.

               SIGNATURES:

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    C2, Inc.
                                  (Registrant)


Date:      November 3, 2003                /s/  William T. Donovan
           ----------------              ---------------------------------------
                                           William T. Donovan
                                           President and Chief Executive Officer




Date:      November 3, 2003                /s/  Sheldon B. Lubar
           ----------------              ---------------------------------------
                                           Sheldon B. Lubar
                                           Chairman

                                    C2, INC.

                           EXHIBIT INDEX TO FORM 10-Q


EXHIBIT NUMBER   DESCRIPTION
    10.8         Amendment to Demand Line of Credit Agreement and Demand Line of
                 Credit Note Between Zero Zone, Inc. and U.S. Bank, N.A.

    31.1 Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a)

    31.2 Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a)

    32.1         Exhibit 32.1 Written Statement of Chief Executive Officer and
                 Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
