Form 10-K
period 2003-12-31
C2 INC
filed 2004-03-10
CIK 1052102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from              to

Commission file number: 001-14171

C2, Inc.

(Exact name of registrant as specified in its charter)

Wisconsin	39-1915787
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 N. Water Street, Suite 1200, Milwaukee, Wisconsin	53202
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (414) 291-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on, which Registered
Common Stock - $0.01 par value	Nasdaq

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of voting stock held by nonaffiliates of the registrant at June 30, 2003: $23,111,356

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of Shares of Common Stock Outstanding at March 8, 2004: 5,300,864

The Index to Exhibits is located on page 50.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s year and, upon such filing, to be incorporated by reference into Part III.)

PART I

Item 1. Business

C2, Inc.

C2, Inc. (“C2” or the “Company”), a Wisconsin Corporation, was formed in 1997 to acquire 66.7% of Total Logistic Control, LLC (“TLC” or “Total Logistic Control”) from Christiana Companies, Inc. (“Christiana”) as part of the merger transaction between Christiana and Weatherford International, Inc. (“Weatherford”), which was completed on February 8, 1999.

We completed our initial public offering on March 4, 1999, resulting in the sale of 5,202,664 shares of common stock, par value $.01 per share (“Common Stock”), at $4.00 per share and raising $20,410,000 of initial equity capital, net of offering costs. On September 30, 2000, we acquired the remaining 33.3 percent of TLC from Weatherford in a cash purchase in the amount of $8,284,000.

Our growth strategy anticipated that a part of future growth would come from acquiring, either directly or through TLC, other businesses, which may or may not be related to TLC’s current business. In line with that strategy, on March 12, 1999, we announced the purchase of Zero Zone, Inc. (“Zero Zone”), a Wisconsin-based manufacturer of refrigerated and freezer display cases. We invested $4,500,000 in equity and capital notes for 70.6 percent of the outstanding common stock of Zero Zone. On December 31, 2002, we acquired the remaining 29.4 percent of Zero Zone. The consideration paid was 190,000 shares of Common Stock at a value of approximately $2,561,000.

We own 100 percent of our two operating subsidiaries, Total Logistic Control and Zero Zone, which together operate our principal business activities.

Logistic Services

We provide a full range of integrated third-party logistic services through TLC. TLC was formed in 1997 through a combination of the operations of two wholly-owned subsidiaries of Christiana: Wiscold, Inc. (“Wiscold”) and TLC. On September 1, 1992, Christiana acquired the assets of Wiscold, a company formed in 1915, which engaged in providing public refrigerated warehousing services, vegetable processing and individual quick freeze (“IQF”) services, automated poly bag and bulk packaging services. On January 4, 1994, Christiana acquired TLC, a Zeeland, Michigan-based firm that is a successor company to one founded in 1902.

Logistic Services include full service public and contract warehousing; dedicated third-party facility and operations management; transportation management and fleet operations; supply chain management; logistics consulting; food distribution; bottling, packaging and repackaging; and fulfillment services all provided in the full range of frozen, refrigerated and ambient temperatures. Integrated logistic services generally combine transportation, warehousing, and information services to manage the supply chain for a customer’s products from the point of manufacture to the point of consumption. Transportation operations include full service truckload, less-than-truckload, and pooled consolidation in both temperature-controlled and dry freight equipment, dedicated fleet services and specialized store-door delivery formats. Transportation and logistic management services are provided utilizing equipment we operate, as well as through carrier management and logistic management services utilizing third party common and contract carriers.

Logistic Services is organized into two primary service lines: Supply Chain Services and Facility Management Services.

Supply Chain Services

Supply Chain Services offers customers a full range of transportation services, logistic management services, logistics consulting, and supply chain management solutions utilizing optimization software to design and operate integrated distribution programs. Logistic management services typically utilize third-party warehouse and transportation companies to provide the most cost effective service programs for our customers. TLC’s transportation fleet at December 31, 2003 consisted of 415 tractors, 418 refrigerated trailers and 305 dry trailers providing transportation services nationally. We also operate three transportation equipment maintenance facilities in Kalamazoo, Michigan (10,000 square feet), Erie, Pennsylvania (18,500 square feet) and Murfreesboro, Tennessee (5,000 square feet). Given these strategic locations, substantially all maintenance on our fleet of trucks is performed in-house.

Facility Management Services

Through Facility Management Services, we provide dedicated facility management services including contract manufacturing, distribution and packaging services and refrigerated and dry warehousing.

Dedicated Facility Management Services

These services include staffing and managing the operations of manufacturing, distribution, or packaging facilities. Our contracts are generally priced on a cost plus management fee basis and involve multi-year agreements. Currently under each contract, we do not own or have any capital exposure related to the facilities. A portion of our fee may be at risk if agreed upon key performance standards are not met. All contracts are cancelable subject to certain penalties. These dedicated facility management services are provided to large food or beverage companies and, in one instance, a professional journal fulfillment company. During 2003, we restructured one of our facility management contracts which resulted in the elimination of a long term commitment and lowered the annual fee we receive. In exchange, we received certain compensatory payments and a facility management contract without a term commitment. We continue to operate this facility and are responding to increased volume expectations. See “Managements Discussion and Analysis of Financial Condition and Results of Operations” To date, we have completed the following contracts to operate nine dedicated facility management projects:

Date of Origin	Size (In square feet)	Location	Service Managed
March, 2001	250,000	Hurlock, Maryland	Back copy fulfillment
September, 2001	680,000	Fogelsville, Pennsylvania	Brewery
June, 2002	391,000	Knoxville, Tennessee	Dry distribution
July, 2002	320,000	Jacksonville, Florida	Dry distribution
August, 2002	141,000	Rochelle, Illinois	Refrigerated warehousing and distribution
May, 2003	147,000	Phoenix, Arizona	Refrigerated warehousing and distribution
March, 2003	400,000	Ontario, California	Dry distribution
June, 2003	450,000	Indianapolis, Indiana	Dry distribution
February 2004	308,000	York, Pennsylvania	Refrigerated warehousing and distribution

Refrigerated Warehousing

All of our refrigerated facilities are modern and efficient single story buildings at dock height elevation and are fully insulated. Our refrigerated logistic centers are as follows:

•	Rochelle Logistic Center, located in Rochelle, Illinois, is our largest refrigerated warehouse operation, initially constructed in 1986. This location is comprised of 10,600,000 cubic feet of capacity having undergone four capacity expansions in 1986, 1988, 1990 and 1993. All space is capable of temperatures of -20°F to ambient. Rochelle Logistic Center is strategically located at the intersection of two main line East-West railroads, the Burlington Northern and the Union Pacific, and at the cross roads of two interstate highways, I-39 and I-88. Rochelle Logistic Center serves the Midwest distribution needs of national food companies. We also operate a short line (Class III) railroad under a long-term agreement with the City of Rochelle, Illinois. In this capacity, we provide railcar switching for all industries served by the City of Rochelle lead rail track. Total volume is approximately 5,000 railcars per year. In 2003, we sold approximately 29 acres of land associated with this facility to a customer for whom we will operate a newly constructed refrigerated warehouse facility under a long term dedicated facility management contract.

•	Beaver Dam Logistic Center, located in Beaver Dam, Wisconsin, was originally constructed in 1975. Since 1975, this facility has undergone three freezer additions, the most recent in 1991, and today is comprised of 7,200,000 cubic feet of freezer storage space. Beaver Dam Logistic Center serves distribution related customers as well as vegetable and cranberry processors. This facility’s unique capabilities involve value-added services for vegetable and fruit processors, including individual quick freeze processes and packaging services. This location is served by Wisconsin & Southern Railroad Co. with four refrigerated rail docks. At December 31, 2003, we owned additional acreage at the Beaver Dam Logistic Center that is no longer used by this operation and we have now contracted to sell this land. We expect to close on the sale in July 2004.

•	Milwaukee Logistic Center, located in Wauwatosa, Wisconsin, was originally constructed in 1954. There have been six expansions of this facility, and today the Milwaukee Logistic Center facility comprises 4,300,000 cubic feet of which 3,754,000 cubic feet is freezer capacity and 546,000 cubic feet is cooler space. This facility has multi-temperature refrigerated storage ranging from -20°F to +40°F and daily blast freezing capacity of 300,000 pounds. In 2002, this facility underwent a significant upgrade, building a new engine room, which provides the entire facility with refrigeration. A portion of the Milwaukee Logistic Center is leased through September 2005. An additional 3,000,000 cubic feet of company-owned refrigerated and processing space adjacent to the Milwaukee Logistic Center facility is leased to a retail grocery company on a long-term basis.

•	Kalamazoo Logistic Center, located in Kalamazoo, Michigan, has two distribution centers. Facility #1 is a 3,300,000 cubic foot facility with 1,100,000 cubic feet of freezer capacity, 400,000 cubic feet of cooler capacity and 1,800,000 cubic feet of dry storage capacity. This location services a number of distribution customers in the Midwest and is strategically located at the crossroads of I-94 and US 131 in Michigan, equidistant between Chicago and Detroit. Facility #2 is located adjacent to Facility #1 and is comprised of 2,800,000 cubic feet of cooler capacity, all of which is dedicated to one large distribution customer contract that expires in May 2005. These facilities are held under long-term leases, which expire in 2010 and 2008, respectively.

•	Holland Logistic Center, located in Holland, Michigan, has undergone a number of expansions over the years, with a major reconstruction in 1983. This refrigerated facility comprises 2,100,000 cubic feet of storage capacity of which 1,300,000 cubic feet is freezer capacity, 400,000 cubic feet is cooler capacity and 400,000 cubic feet is convertible between freezer and cooler capacity. Holland Logistic Center services both distribution customers as well as fruit growers in Western Michigan. This location is situated on a CSX rail spur with two refrigerated rail docks. This facility is held under a long-term lease, which expires April 2011.

•	Paw Paw Logistics Center, located in Paw Paw, Michigan is a 2,500,000 cubic foot refrigerated facility. This multi-temperature facility acquired by TLC in 2000, is located 15 miles west of the Kalamazoo facilities on Interstate 94. In January 2004, we exercised an option to purchase an additional 90 acres of land contiguous to the facility and expect to close on the purchase in the second quarter of 2004. We intend to retain this land for development or expansion opportunities. Including the exercise of this option, this site has 106 acres of land which will provide us with expansion opportunities in the future. The Paw Paw Logistics Center was initially constructed in 1981 and underwent two expansions in 1984 and 1990. In 2000, we completed an extensive upgrading and re-racking of this facility.

Dry Warehousing

We operate a network of owned and leased dry (non-refrigerated) distribution centers comprising over 1,000,000 square feet of storage capacity. Dry distribution centers are located in Zeeland (2) and Kalamazoo, Michigan; Munster, Indiana and Dayton, New Jersey. Our lease on the Dayton, New Jersey facility expired in February 2004 and was not renewed. Additionally, we have contracts with approximately 22 dry warehouse facilities to provide warehousing and order fulfillment services on behalf of our clients under long-term logistic management services contracts.

Customers

Our customers consist of local, regional, national, and international firms engaged in food and beverage manufacturing, consumer and industrial product manufacturing, wholesale distribution and retailing. During 2003, our top 5 customers accounted for approximately 39 percent of total consolidated revenues. One of our customers, Diageo PLC, accounted for approximately 20 percent of total consolidated revenues in 2003 and 15 percent of total consolidated accounts receivable at December 31, 2003. We currently service approximately 1,100 customers.

Competition

Competition in integrated logistic services exists on a local, regional, national, and international basis, but generally has a predominant emphasis on transportation services. At present, we are not aware of any direct competitors providing the full scope of warehousing, transportation, logistic management and facility management services across the full range of temperatures as we provide. However, each of our individual business lines is highly fragmented with many local, regional, national and international competitors, especially in the transportation, dry and refrigerated warehousing industries. We believe we have a competitive edge in our ability to provide fully integrated logistic services designed to our customers’ distribution needs, which may, but would not necessarily, include utilizing our network of strategically located refrigerated and dry distribution centers, transportation equipment, and logistic management services. Our revenues and earnings can be affected by: changes in competitive pricing in both transportation and warehousing operations, particularly at the local level; poor achievement of performance standards established under contractual service agreements; harvest yields of certain vegetable and fruit crops grown in the Upper Midwest; changes in customers distribution patterns or channels; industry consolidation of our customers and/or competitors; vacancies in warehousing facilities: changes in short-term interest rates; general economic conditions; and energy costs, particularly diesel fuel and electric power. See “Managements Discussion And Analysis of Financial Conditions and Results of Operations” – “Cautionary Statements”.

Trademarks

TLC holds a trademark on its name and logo. No other trademarks, patents, licenses, franchises or concessions are considered material to its business.

Research and Development and Environmental Regulations

Expenditures for research and development and compliance with environmental regulations have not been, and are not anticipated to be, significant. See “Financial Statements and Supplementary Data” – “Note A”

Product Sales

Product Sales include the manufacture and sale of frozen and refrigerated glass door reach-in display cases used by grocery, convenience, general merchandise and drug store chains for merchandising of food, beverage and floral products through Zero Zone and operations in food distribution related to supplying municipal school districts with commodity and non-commodity food products. We also design and manufacture refrigeration and power distribution control systems for use by retail grocery chains, general merchandising, convenience and drugstore chains, industrial applications and ice rinks.

Zero Zone, headquartered in North Prairie, Wisconsin currently owns and operates three manufacturing facilities and leases one warehouse for offsite storage of finished products.

Our Product Sales office and manufacturing facility was built in 1995. With a 1999 addition plus a small, adjacent building purchased in 2000, this facility has a total of 119,000 square feet under roof. Our operations at this plant consist of light manufacturing, primarily heat exchange equipment assembly, panel forming and case assembly operations. A full line of reach-in cases produced at this facility is marketed under our Maximizer® label. The different configurations include 1, 2, 3, 4, and 5 glass-door line-ups, back-to-back, and wrap-around XL, Floral and Pre-Cut refrigerated display cases.

The second manufacturing facility is located four miles east of North Prairie in Genesee, Wisconsin. This 34,000 square foot facility is primarily utilized for production of display casements with self-contained refrigeration equipment including the Open Merchandiser Cooler (“OMC”) Line. We renovated the Genesee location in 2000 to accommodate the OMC product line. This product line maintains safe product temperatures of 41ºF or lower, as required by food regulatory authorities.

Our third facility houses Zero Zone Refrigeration (“ZZR”) in Ramsey, Minnesota, which was acquired in February 2002. ZZR manufactures mechanical houses and refrigeration racks, electrical distribution panels, and stand-by power for supermarkets, general merchandise, convenience and drug store chains, industrial applications and ice rinks. The addition of refrigeration systems to Zero Zone’s product offering allows us to provide an integrated package of display cases and refrigeration systems to our customers.

We also currently lease a warehouse in Waukesha, Wisconsin used for storage of finished refrigerated display case products. The current lease of 79,000 square feet of space expires August 31, 2005.

Customers and Competition

Competition in commercial refrigeration equipment manufacturing varies depending on the market segment being served. We are primarily a supplier to retailers engaged in grocery, general merchandising, drug, and convenience stores. We also sell to refrigeration contractors, dealers, and food wholesalers. In 2003, our top 5 customers accounted for approximately 15 percent of total consolidated revenues. One customer, Wal-Mart represented approximately 11 percent of our total consolidated revenues in 2003. Our active Product Sales customer list includes approximately 600 customers. Our backlog of Product Sales at December 31, 2003 and 2002 totaled approximately $16.5 million and $8.3 million, respectively.

Our Product Sales competition consists primarily of larger companies that supply a complete line of refrigerated equipment while our specialty is glass door, reach-in display cases, and refrigeration systems. Our direct competitors include divisions of large companies such as the Hussmann International division of Ingersoll Rand Company Limited; the Tyler division of United Technologies Corporation; the Hill-Phoenix division, of Dover Corp. and the Kysor division of Enodis plc. We believe we have a competitive advantage in our product quality, performance, and service, along with a flexible manufacturing process that allows for shorter lead times and quick response to our customers’ construction and refurbishment schedules.

Our revenues and earnings can be affected by the loss of a significant customer, industry consolidation among customers and/or competitors, loss of material vendors, changes in competitive pricing, raw material cost changes, changes in distribution channels, the activity level of new construction and refurbishment of grocery, general merchandising and chain store retailers, availability of skilled labor, interest rates, and general economic conditions. See “Managements Discussion And Analysis of Financial Conditions and Results of Operations” – “Cautionary Statements”.

EMPLOYEES

The following table shows the number of full-time employees at the dates indicated. We believe our relationship with our employees is good.

	Full-time Employees at February 28,
	2003	2002	2001
Corporate	4	9	10
Logistic Services	1,853	1,603	1,050
Product Sales	214	251	184

Total	2,071	1,863	1,244

No employees, except for approximately 80 employees associated with the Logistic Services Ontario, California facility that we operate, are covered by a collective bargaining arrangement. This agreement expires in March 2006 and we expect that upon expiration of the collective bargaining arrangement we will be able to enter into compensation arrangements similar to those in place today.

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Position and Principal Occupation During the Last Five Years
William T. Donovan	52	President and Chief Executive Officer

Sheldon B. Lubar	73	Chairman of C2 (1)

David J. Lubar	49	Former Chairman of C2 (1)

Øyvind Solvang	45	Vice President of C2 (1)

John Buono	40	Chief Financial Officer

(1)	Sheldon B. Lubar, the Chairman of the Company, is the father of David J. Lubar and father-in-law of Øyvind Solvang. None of the other directors or executive officers is related to each other. The term of office of each of the executive officers expires at the annual meeting of directors.

Mr. Donovan has served as President and Chief Executive Officer of the Company since July 2000. Mr. Donovan also served as Chief Financial Officer of the Company from December 1997 to December 2003 and as Chairman of the Company from December 1997 to July 2000. He served in the capacity of President, Chief Financial Officer and Executive Vice President as an executive officer of Christiana for more than five years prior to his employment with the Company. He was a principal of Lubar & Co. (private equity investment) for more than five years. Mr. Donovan is a director of Grey Wolf, Inc.

Sheldon B. Lubar has served as a director of the Company since December 1997 and Chairman since October 2003. Mr. Lubar is the Chairman and a principal of Lubar & Co. and also serves as a director of Weatherford International, Inc., Grant Prideco, Inc., Crosstex Energy LP, Crosstex Energy, Inc. and MGIC Investment Corporation.

David J. Lubar has served as a director of the Company since December 1997. He served as President of the Company from December 1997 to July 2000, and Chairman of the Company from July 2000 until October 2003. Mr. Lubar has been a principal of Lubar & Co. since 1983 and is the son of Sheldon B. Lubar.

Øyvind Solvang has been Vice President of the Company since December 1997. Mr. Solvang has resigned his position with the Company, effective March 31, 2004. Mr. Solvang has served as President of Cleary Gull Reiland & McDevitt, Inc., an investment banking firm, located in Milwaukee, Wisconsin from January 1996 to October 1996 and Chief Operating Officer from October 1995 to January 1996.

John Buono has been the Chief Financial Officer of the Company since December 2003. From April 2003 until December 2003 he served as the Chief Financial Officer of Geomarketing, Inc. Prior to that he was the Director- Accounting and Assistant Treasurer of Sybron International, Inc.

Industry Segments

We operate in two business segments: Logistic Services and Product Sales. Financial information concerning our industry segments is included in Note H to the Consolidated Financial Statements contained in Item 8 – “Financial Statements and Supplementary Data” – “Note H”.

Available Information

We maintain a website with the address www.c2-inc.com. We make available free of charge (other than an investor’s own Internet access charges) through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as soon as practicable after we electronically file such materials with, or furnish such material to, the Securities and Exchange Commission. We are not including information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Item 2. Properties

Logistic Services

At December 31, 2003, the Logistics Services segment directly owned or leased twelve warehouse facilities in five states. Of this total, seven are public refrigerated with the balance being non-refrigerated facilities. For a description of refrigerated facilities see “Business” – “Logistic Services” – “Facility Management Services” – “Refrigerated Warehouses”. Logistic Services’ refrigerated facilities are large single-story buildings constructed at dock height with full insulation and vapor barrier protection. Refrigeration is provided by screw-type compressors all of which employ ammonia-based cooling systems. The facilities are strategically located and well served by rail and truck.

At December 31, 2003, we directly operated five public non-refrigerated or dry warehouse distribution facilities located in Michigan (3), Indiana and New Jersey. In February 2004, the lease on the New Jersey facility expired and we discontinued operating that facility. Zeeland Distribution Center II, located in Zeeland, Michigan, is a Company-owned facility. The other dry facilities we operate are held under leases and generally serve the distribution requirements of customers on a month-to-month basis. These facilities are single story block or metal construction buildings. All dry facilities are constructed at dock height and are approved as food grade storage facilities as described on the following table:

Facility	Location	Total Storage Space (sq. ft. in thousands)	Type of Facility
Zeeland Logistic Center I (1)	Zeeland, MI	202	Public
Zeeland Logistic Center II	Zeeland, MI	220	Public
Michigan Distr. Center I (1)	Kalamazoo, MI	125	Public
Munster Logistic Center (1)	Munster, IN	446	Public
Dayton Logistic Center (1)(2)	Dayton, NJ	90	Public

TOTAL		1,083

(1)	Leased facility
(2)	Lease expired in February 2004 and was not renewed.

Logistic Services owns one and leases two maintenance facilities. See “Business” – “Logistic Services” – “Supply Chain Services”. These facilities provide maintenance services and bases for operations for the Logistic Services’ fleet of tractors and trailers, and are located in Kalamazoo, Michigan (owned), Erie, Pennsylvania (leased) and Murfreesboro, Tennessee (leased).

Product Sales

The Product Sales segment currently owns and operates three manufacturing facilities and a display center and leases its warehouse for offsite storage of finished products as described in the following table:

Location	Total Space (sq. ft. in thousands)	Type of Facility
North Prairie, WI	113	Manufacturing and headquarters
Genesee, WI	34	Manufacturing
North Prairie, WI	6	Display Center
Waukesha, WI	79	Warehouse
Ramsey, MN	80	Manufacturing and office space

We consider all of our facilities to be well maintained and suitable for their purposes. We have, from time to time, expanded and will continue to expand our facilities as the need arises. We expect to fund such expansions with internally generated funds or borrowings under the various credit facilities described in Item 8 “Financial Statements and Supplementary Data” – “Note C”.

Item 3. Legal Proceedings.

In the normal course of business, we are involved in litigation incidental to the conduct of our businesses. We do not believe that the ultimate disposition of currently pending claims, individually or in the aggregate, would have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders during the quarter ended December 31, 2003.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters.

Our common stock was originally listed on the Nasdaq Small Cap Market effective March 5, 1999. On June 4, 1999, our common stock was listed on the Nasdaq National Market. The table below sets forth the reported high and low sales prices as reported by Nasdaq for the quarters ended March 31, 2002 through March 8, 2004.

	2004		2003		2002
Quarter Ended	High	Low	High	Low	High	Low
March 31*	$19.00	$13.35	$16.80	$11.10	$8.59	$6.00
June 30			12.37	9.28	9.75	7.13
September 30			11.59	10.06	8.60	6.68
December 31			14.57	10.78	13.94	5.90

*	Nine weeks ended March 8, 2004

At March 8, 2004, there were approximately 114 shareholders of record and over 400 round lot holders. There have been no dividends paid, and based on our strategic business plan of reinvesting cash flows, we do not anticipate paying any dividends in the near future.

Equity Compensation Plan Information.

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data.

FIVE YEAR FINANCIAL INFORMATION

	Year Ended December 31, (1)(2)
	2003	2002	2001	2000	1999
Revenues	$276,426	$267,238	$212,445	$183,450	$145,676
Interest Expense	2,882	3,976	5,051	5,899	4,644
Net Earnings	4,152	3,061	812	1,995	1,255
Basic Earnings Per Share	0.79	0.60	0.16	0.39	0.24
Diluted Earnings Per Share	0.75	0.58	0.16	0.38	0.24
Total Assets	124,333	126,386	128,751	129,900	123,627
Long-Term Liabilities	46,308	55,474	68,606	67,566	67,432
Shareholders’ Equity	37,478	32,991	28,656	27,500	26,070

(1)	The Company has made several acquisitions throughout the periods presented. All acquisitions have been included in the Company’s financial statements beginning on their respective acquisition dates.
(2)	The Company changed its accounting method for goodwill amortization as of January 1, 2002. Amortization in 2001, 2000 and 1999 was $537, $537 and $469, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

General

Our strategy to build equity value is primarily focused on the development of two business segments, Logistic Services and Product Sales. Both have historically demonstrated high growth, in revenues and earnings. Our objective is to build long term sustainable business value by expanding these businesses, growing their earnings and strengthening our capital structure.

We have now completed the fifth year of operations since our inception in February 1999. Our businesses achieved important objectives and gained strength throughout 2003. Logistic Services revenues increased 5.3 percent in 2003 as we continued to execute our business plan, meeting planned performance goals and significantly increasing our profile as a leading provider of integrated logistic services. In the Product Sales segment, the economic environment in 2003 was a difficult one, particularly in the retail grocery, convenience and drug store industries. Product Sales declined 1.6 percent, attributable to lower sales of food products due to the loss of certain Michigan school districts school lunch programs during the year and continued low spending levels on retail store infrastructure that has characterized our Product Sales market over the past two years. We believe our Product Sales segment effectively strengthened its market position in its refrigerated and frozen casement sales and experienced increased commitments and order levels each quarter throughout 2003. Product Sales also made important progress integrating and driving synergies in its refrigeration systems and controls business and delivered improved operating results in each quarter throughout the year.

A number of factors contribute to our ability to perform successfully. In Logistic Services success depends largely on our ability to design and execute complex logistics programs, the number of facilities and the level of capacity utilization in which we operate, the number of projects we add, efficient operations within our transportation activities and our ability to leverage our existing knowledge of the logistics business into productive operations that provide mutually beneficial relationships to ourselves and our customers. In Product Sales, we rely on orders based on past and new customer relationships, a healthy backlog of orders, timely deliveries and our ability to control costs while providing quality products and a high level of service at a competitive price.

In addition, the interest rate environment and our ability to effectively apply cash flow from operations to outstanding debt have continued to weigh favorably on our performance. Since 1999, our financial condition has strengthened each year, driven by the strong cash generating capability of our operating segments. At the end of 2003, our ratio of funded debt to equity was 1.29x, a significant improvement over 2002’s year end ratio of 1.82x and considerably less then our high of 2.93x at March 31, 1999. In addition, our funded debt to total capitalization at December 31, 2003 was 56.4 percent, down from 64.5 percent at the end of 2002 and the high point of 74.5 percent at the end of March 1999. In 2003, we generated $12.6 million in operating cash flow, reduced our debt by $11.6 million and made $3.5 million of capital expenditures to support business growth initiatives. Because of our increase in earnings from operations and lower debt levels within our Logistics Services, we have achieved reductions in the borrowing rate or spread we pay over LIBOR which has improved our earnings. We believe improved financial strength and lower leverage will enable us to grow more soundly, as well as to make future acquisitions, utilizing debt financing which currently carries a low after tax cost.

Revenues

Revenues	2003	2002	Dollar Change	Pct. Change
	(Dollars in thousands)
Logistic Services	$206,118	$195,774	$10,344	5.3%
Product Sales	70,308	71,464	(1,156)	(1.6)%

Total Revenue	$276,426	$267,238	$9,188	3.4%

Consolidated revenues increased 3.4 percent to $276.4 million in 2003 compared to 2002. Consolidated revenue in 2003 included Logistic Services revenues of $206.1 million, reflecting year-to-year growth of 5.3 percent and Product Sales revenue of $70.3 million, which decreased 1.6 percent from the prior year.

The increase in revenues from Logistic Services of approximately $10.3 million in 2003 was attributable to new and full year effects of dedicated facility projects (approximately $18.5 million), and volume growth in transportation operations (approximately $6.0 million). Those increases were partially offset by lower revenue in logistic management services (approximately $12.2 million) and refrigerated and dry warehousing (approximately $2.0 million).

Decreased Product Sales revenues in 2003 of approximately $1.2 million were primarily attributable to lower sales of food products due to the loss of certain Michigan school districts school lunch programs during the year (approximately $4.8 million) partially offset by increased sales of refrigerated casements and refrigeration system sales (approximately $3.6 million). Casement sales were soft in the first part of 2003 reflecting the generally depressed level of capital spending in retail grocery, convenience and drug store chains, but improved considerably in the second half of 2003, reversing a trend of soft sales experienced over the prior six quarters.

Earnings From Operations

Earnings From Operations	2003	2002	Dollar Change	Pct. Change	Pct. of Revenues 2003	Pct. of Revenues 2002
	(Dollars in thousands)
Logistic Services	$9,086	$8,058	$1,028	12.8%	4.4%	4.1%
Product Sales	2,365	3,018	(653)	(21.6)%	3.4%	4.2%
Corporate	(1,196)	(1,187)	(9)	0.8%	—	—

Total Earnings From Operations	$10,255	$9,889	$366	3.7%	3.7%	3.7%

Earnings from operations attributable to Logistic Services in 2003 were $9.1 million or 4.4 percent of revenues, an increase of $1.0 million from $8.1 million and 4.1 percent of revenues in 2002. Increased earnings from operations were primarily from increased gross profit in facility management projects (approximately $3.1 million), and reduced depreciation and amortization (approximately $0.3 million), partially offset by reduced gross profit in transportation, warehousing and logistics (approximately $1.8 million) and increased selling, general and administrative expenses (approximately $0.6 million). Increases in dedicated facility projects resulted from the addition of incremental fee income attributable to six additional facility management projects commenced during 2002 and 2003. Depreciation and amortization decreased due to reduced capital expenditures and the full year effect of the sale of a refrigerated warehouse facility in May 2002. Selling general and administrative expenses increased as a result of business growth.

Earnings from operations attributable to Product Sales in 2003 were $2.4 million and 3.4 percent of revenues, down approximately $0.7 million from last year’s level of $3.0 million and 4.2 percent of revenues. Decreases in earnings from operations in the Product Sales segment were primarily from decreased gross profit in refrigerated casement and system sales (approximately $0.9 million) and food services (approximately $0.4 million), partially offset by a decrease in selling general and administrative expenses (approximately $0.5 million) and reduced depreciation and amortization expense (approximately $0.2 million). The decrease in gross profit was primarily due to intense price competition experienced in new sales of casements and refrigeration systems, and higher expenses associated with field work of certain products. The decrease in selling, general and administrative expenses reflect cost management initiatives and depreciation and amortization reduction resulted primarily from lower levels of capital spending in 2003.

Interest Expense

Consolidated net interest expense in 2003 was approximately $2.9 million compared to approximately $4.0 million reported for 2002, reflecting a 27.5 percent decline. The decrease in interest expense in 2003 was primarily attributable to improvements in the borrowing rate or the spread over LIBOR (the “LIBOR Margin”) we paid on outstanding loans in the Logistic Services segment. The LIBOR Margin declined from a high of 300 basis points in the first quarter of 2002 to 175 basis points in the fourth quarter of 2003. The LIBOR Margin is based on incentive pricing levels related to leverage which improved primarily from the previously discussed $11.6 million debt reduction in 2003, from internally generated funds and the increase in earnings from operations. In the first quarter of 2004, the LIBOR Margin decreased by an additional 25 basis points to 150 basis points.

Income Taxes

The effective tax rate was 43 percent in both 2003 and 2002. In 2004, the Company has introduced measures to mitigate taxes in certain jurisdictions and anticipates providing for taxes in 2004 at approximately 40 percent.

Net Earnings

Because of the preceding, in 2003, consolidated net earnings totaled approximately $4.2 million or $0.75 per diluted share, representing an increase of 35.6 percent compared to net earnings in 2002 of $3.1 million or $0.58 per diluted share.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

Revenues	2002	2001	Dollar Change	Pct. Change
	(Dollars in thousands)
Logistic Services	$195,774	$147,663	$48,111	32.6%
Product Sales	71,464	64,782	6,682	10.3%

Total Revenue	$267,238	$212,445	$54,793	25.8%

Our consolidated revenues increased 25.8 percent to $267.2 million in 2002 compared to 2001. Our consolidated revenues in 2002 included $195.8 million of Logistic Services, reflecting year-to-year growth of 32.6 percent and Product Sales of $71.5 million, which increased 10.3 percent.

The increase in revenues from Logistic Services in 2002 was attributable to strong growth in dedicated facility projects (approximately $26.2 million), transportation operations (approximately $15.4 million) and logistic management services (approximately $9.4 million), partially offset by a reduction in dry warehousing operations (approximately $1.4 million) and international operations (approximately $1.6 million). Growth in the Logistic Services segment were largely due to the four new dedicated facility projects begun in 2001 and 2002. Logistic Services exited from performing services in its international operations at the end of 2001.

Increased Product Sales in 2002 were primarily attributable to the acquisition of Zero Zone Refrigeration (approximately $8.5 million), partially offset by lower sales of food products due to the loss of certain Michigan school districts during the year (approximately $1.9 million). We continue to market our services in non-commodity food products to school systems in regions of Michigan, Indiana, and Illinois, and we were awarded a five-year contract to provide certain food products to regions in the state of Michigan for additional volume commencing August 2003, which is expected to improve capacity utilization in one of our warehouse facilities in Michigan as well as our transportation fleet. Sales of refrigerated casements in 2002 were up slightly over those recorded in 2001, reflecting the generally depressed level of capital spending in retail grocery, convenience and drug store chains, which continued throughout 2002. Lower levels of volume throughout the retail chain industry resulted in aggressive price discounting for new sales programs, which required us to respond accordingly.

Earnings From Operations

Earnings From Operations	2002	2001	Dollar Change	Pct. Change	Pct. of Revenue 2002	Pct. of Revenue 2001
	(Dollars in thousands)
Logistic Services	$8,058	$4,453	$3,605	81.0%	4.1%	3.0%
Product Sales	3,018	4,039	(1,021)	(25.3)%	4.2%	6.2%
Corporate	(1,187)	(997)	(190)	19.1%	—	—

Total Earnings From Operations	$9,889	$7,495	$2,394	31.9%	3.7%	3.5%

Earnings from operations attributable to Logistic Services in 2002 were $8.1 million, or 4.1% of sales, up from $4.5 million and 3.0% of sales in 2001. Increases came from growth in the gross profit of dedicated facility projects (approximately $3.3 million), logistic management services (approximately $0.7 million) and transportation operations (approximately $0.2 million) and reduced depreciation and amortization (approximately $0.4 million), partially offset by increased selling general and administrative expenses (approximately $1.1 million). Growth in these areas is consistent with our strategy of emphasizing growth in non-asset based services, which leverage our existing infrastructure, technology and personnel without requiring additional capital investment. Included in our facility management services activities are long-term contractual management services to staff and operate facilities, which are cost plus fee arrangements. During 2002, we started up four large new facility management projects under multi-year term service contracts. Our reduction in depreciation and amortization was largely due to the adoption of a new accounting standard that eliminated amortization of goodwill and indefinite-lived intangible assets. Selling general and administrative expense increased with the business, however, aggressive cost management initiatives enabled these expenses to be a lower percentage of total revenues in 2002 than in 2001.

Earnings from operations attributable to the Product Sales segment in 2002 were $3.0 million or 4.2% of sales, down from $4.0 million and 6.2% of sales in 2001, reflecting an increase in selling general and administrative expenses (approximately $1.7 million) and lower gross profits in sales of existing products (approximately $0.9 million), partially offset by sales of products from the newly acquired Zero Zone Refrigeration (approximately $1.4 million) and a reduction of depreciation and amortization (approximately $0.2 million). Existing product gross profit reduction was largely due to the loss of food distribution to certain Michigan school districts during the year. The decrease in operating margin is due in part to the acquisition of Zero Zone Refrigeration, which generated lower direct margin as volume was lower than anticipated, lower volume of food product sales to school districts and competitive price pressure for sales of refrigerated casements to new account relationships.

Interest Expense

Consolidated net interest expense in 2002 was $4.0 million compared to $5.1 million reported for 2001, reflecting a 21.3 percent decline in this expense. The decrease in interest expense in 2002 was primarily attributable to the decline in short-term interest rates, the sale of a refrigerated warehouse for $9.8 million, which reduced our revolving credit outstandings by a like amount and an additional $6.1 million of debt reduction in Logistic Services from internally generated cash flow, offset by an increase in debt of approximately $3.4 million associated with the acquisition and working capital requirements of Zero Zone Refrigeration. To reduce our exposure to higher interest rates in the future, we entered into a series of interest rate swap transactions beginning on September 28, 2001 and continuing through January 8, 2002.

Income Taxes

The effective tax rate in 2002 was 43 percent, compared to 42 percent in 2001. The increase was the result of higher state taxes, partially offset by the reduction in nondeductible goodwill.

Net Earnings

In 2002, consolidated net earnings totaled approximately $3.1 million, or $0.58 per diluted share, representing an increase of 277.0 percent compared to net earnings in 2001 of approximately $0.8 million, or $0.16 per diluted share. The increase in net earnings is attributable to the significant growth in revenues and operating profitability in Logistic Services in 2002, which was a meaningful improvement over the prior year’s results. Lower interest expense and the elimination of goodwill amortization were also contributing factors to the improvement in net earnings.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2003 totaled approximately $2.2 million compared to approximately $4.5 million at December 31, 2002. The Company’s working capital at December 31, 2003 was approximately $2.9 million compared to approximately $4.0 million at December 31, 2002. Working capital declined in 2003 due to an increase in accrued liabilities attributable primarily to deferred revenues (approximately $2.6 million), taxes payable (approximately $0.8 million) and payroll and employee benefits (approximately $0.7 million), a decrease in cash (approximately $2.3 million) and a reduction of inventories in the Product Sales segment (approximately $1.2 million), partially offset by an increase in accounts receivable (approximately $4.4 million) and a decrease in short term debt (approximately $2.3 million).

Operating activities in 2003 provided cash of approximately $12.6 million compared to approximately $12.3 million provided in 2002. In 2003, cash provided by operating activities was derived primarily from net earnings of approximately $4.2 million, depreciation and amortization expense of approximately $7.0 million and a net decrease in working capital accounts discussed above of approximately $1.1 million.

Net cash used in investing activities in 2003 totaled approximately $3.2 million, which compares to a use of cash in 2002 in investing activities of approximately $5.0 million. The major component in the use of cash was capital expenditures made in 2003 of approximately $3.5 million, partially offset by the sale of certain assets of approximately $0.5 million. Capital expenditures in 2003 were principally comprised of $2.1 for machinery and equipment, $1.1 million related to buildings and improvements and $0.4 million for land. In 2003, we had more dedicated facility management projects’ which generally require little or no capital investment.

Cash flows used in financing activities totaled approximately $11.6 million in 2003 compared to $5.4 million used in 2002. The major components of cash flows used in financing activities in 2003 were the repayments of long-term debt.

Our current sources of capital include: cash generated from operations, existing cash resources, which at year-end totaled $2.2 million and unused availability under our existing credit facilities totaling approximately $38.7 million. We believe these resources are sufficient to fund projected cash requirements related to current operations. We expect capital expenditures in 2004 to approximate $5.0 million.

See “Item 8 – Financial Statements and Supplementary Data” – “Note C” to the financial statements.

We continue to evaluate new acquisitions in line with our strategic development plan. Future acquisitions may be funded through cash balances; cash flows from operations; existing credit facilities; potential new credit facilities; and/or the issuance of equity securities through an underwritten offering, a rights offering to shareholders or otherwise. We consider our existing credit facilities and internally generated cash flow to be adequate to fund our operations in the foreseeable future. See Item 8 – “Financial Statements and Supplementary Data” – “Note C” to the financial statements.

On February 13, 2004 we agreed to acquire the Athens Re-packaging business and assets from a subsidiary of Kellogg Company. We expect our investment in the business together with the need to fund a one month lag between our funding and the receipt of reimbursements for payroll and payments of the monthly lease associated with this business to be approximately $1.2 million.

Critical Accounting Policies

Consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This requires management to make estimates and judgments that affect reported amounts and related disclosures. Actual results could differ from those estimates. Policies that we consider to be the most critical in understanding the judgments that are involved in the preparation of our consolidated financial statements and the uncertainties that could impact our financial condition and results of operations and cash flows include:

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, which we adopted in 2002, goodwill and indefinite lived intangible assets are no longer amortized: however we do periodically review these assets for impairment. Any impairment review is highly judgmental as estimates of future sales, earnings, cash flows and an applicable discount rate are utilized to determine impairment. There was no impairment of goodwill upon the adoption of SFAS No. 142, nor upon any of our subsequent testing.

Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” (“EITF 99-19”). Under EITF 99-19 we determine whether it is appropriate to record the gross amount of logistic sales and related costs or the net amount earned as management fees. Generally, when we are the primary obligor in a transaction, we are subject to inventory and/or credit risk, have latitude in establishing prices and selecting suppliers, or have several, but not all of these indicators, revenue is recorded gross. If we are not the primary obligor and amounts earned have little or no credit risk, we generally record the net amounts as management fees earned. The determination of recording transaction gross verses net have been particular to our dedicated facility management projects. In all but one project we have determined that the project should be recorded gross. The determination of whether to record transaction as gross verses net can have a significant impact on our revenues, cost of sales and related margins, but has no impact on our net earnings or cash flows.

See “Item 8 – Financial Statements and Supplementary Data” – “Note A” to the financial statements.

New Accounting Policies

In January 2003, the Financial Accounting Standards Board released Interpretation No. 46 “Consolidation of Variable Interest Entities”. See “Item 8 – Financial Statements and Supplementary Data” – “Note A” to the financial statements.

Off Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

Following is a summary of our contractual obligations and payments due by period following December 31, 2003 (in thousands):

		Payments Due By Period
Contractual Obligations	Total at December 31, 2003	Less then 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Debt:
Line of credit	$2,661	$2,661	$—	$—	$—
Revolving credit agreement	12,000	—	12,000	—	—
Term loan	20,750	1,667	19,083	—	—
Bonds payable	10,559	624	1,271	1,302	7,362
Subordinated Notes	2,264	350	1,000	914	—
Other	151	151	—	—	—

Total Debt	48,385	5,453	33,354	2,216	7,362

Operating leases	48,694	14,462	21,141	10,024	3,067

Total contractual cash obligations	$97,079	$19,915	$54,495	$12,240	$10,429

Forward Looking Information

Certain matters discussed in this Report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-

looking statements can generally be identified as such because the context of the statement includes phrases such as we ‘believe,” “expect” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements, including, among other, discussions of growth in the market and demand for services in third-party logistics, the outlook for growth in the market for new construction or refurbishment of grocery, drug and convenience stores, and thus demand for Product Sales. Such forward-looking statements are subject to certain risks and uncertainties, which could cause actual results or outcomes to differ materially from those currently anticipated. Although we believe our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could affect actual results or outcomes include, without limitation:

Cautionary Factors

We rely heavily on sales to key customers and could lose revenues if they stopped doing business with us.

Approximately 54.2 percent of our sales were to 10 customers and 19.6 percent and 10.8 percent were to single customers. In addition, 14.8 percent of our receivables were from a single customer. We have contractual relationships with several of our customers, including these customers. The loss of a key customer could significantly affect our operating performance.

We have many competitors and we are subject to competitive pricing pressure.

We are subject to competitive pricing pressures in both Logistic Services and Product Sales. Although we believe Logistic Services has a broad line of service covering a wide range of logistic solutions, we often compete at a local level and are subject to pricing pressure. Product Sales competition, especially in casement and refrigeration controls and systems sales, are subject to pricing pressure and competition from companies that may have substantially greater resources then ours.

Our warehousing business relies upon both short and long term contracts which expire from time to time and may not be able to be renewed.

We are subject to revenue and earnings volatility due to the nature of the warehousing business. Our warehousing contracts have both short and long term commitments and may result in vacancies as contracts expire and may not be renewed on a timely basis or at all.

Consolidation within the food industry or grocery, drug or convenience retailers could negatively impact our financial condition.

A significant amount of our Product Sales are to the grocery, drug and convenience retailers. Over the past several years, particularly in the grocery and drug areas, retailers have been consolidating or have experienced weakened financial condition and bankruptcy. This trend could continue to reduce the number of potential customers in these areas.

Our profitability may be adversely affected by performance, which does not meet standards established in contractual agreements relating to transportation operations, logistics management, dedicated facility operations and product warranty.

Logistic Services are sensitive to our ability to hire qualified employees especially in the areas of dedicated facility management and warehousing. The number of qualified employees available may restrict our ability to service existing or begin new projects in these areas. Most of our dedicated facility management contracts we have agree to certain key performance measures, the non-achievement of which could reduce our fee or be the basis of a contract termination. Additionally, we provide certain performance assurances in Product Sales, the non-achievement of which could have significant costs associated with field service or product replacement.

Our profitability may be adversely affected by increases in interest rates due to our capital structure.

We have historically financed our operations through debt instruments, most of which are based on variable interest rates. We have mitigated this risk through matched derivative instruments that effectively swap our variable rate debt for fixed rates. While we have lower leverage then we have had in past years, we had approximately $42.8 million of variable rate debt of which $15.4 million is exposed to changes in interest rates at December 31, 2003. This could increase or decrease based on our future hedging strategy and cash needs.

Our Product Sales have largely relied on a limited number of suppliers of glass refrigerator doors.

Currently, casement sales, the largest part of our Product Sales segment, have relied on a single supplier of its glass refrigerator doors. We have available to us a limited number of other manufacturers of glass refrigerator doors. The abrupt loss of our principal supplier would have a significant negative impact on our operations.

Our Product Sales are sensitive to metal prices

Casement products and refrigeration systems, within the Product Sales segment are largely constructed from various metals, primarily steel and copper. To the extent, that price increases can not be passed along to customers, they could have an affect on our earnings.

The demand for or the profitability of our Logistic Services may be adversely affected by increased diesel fuel and energy prices.

Our Logistic Services rely heavily on the production, storage and transportation of products. Because a significant portion of our revenue is earned from providing transportation and fleet operations, an increase in fuel prices (to the extent that it is not recovered from the customer) could adversely affect our earnings. In addition, higher energy prices may contribute to higher operating costs primarily within our refrigerated warehouse facilities which are significant consumers of electric power.

The demand for our Logistic Services may be adversely affected by weather conditions.

Weather can affect us across a broad line of Logistic Services. Adverse road conditions may affect our ability to transport goods. Poor weather conditions in farming regions in the Upper Midwest could decrease production yield and consequently the need for transporting product and providing warehouse space. Unusually warm or cold weather could significantly increase or decease our heating or air-conditioning expenses in temperature controlled environments.

Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included are made only as of the date of this report. We are not obligated to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Risk Management

We are exposed to market risk from changes in interest rates. To reduce our risk from interest rate fluctuations, we occasionally enter into various hedging transactions. We do not anticipate material changes to our primary market risks other than fluctuations from floating rate debt levels. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

From time to time, we use interest rate swaps to reduce our exposure to interest rate movements. Our net exposure to interest rate risk consists of floating rate credit lines whose interest rates are determined by the prime rate as publicly announced from time to time by U.S. Bank or the Eurodollar Rate (equal to the interbank offered rate divided by (1 – the eurodollar reserve percentage))(“LIBOR”) and variable rate bonds whose rate is based upon the seven day variable interest rate based upon prevailing market conditions that would permit the sale of similar securities at par plus accrued interest (the “Variable Bond Rate”). The swap agreement rates and durations as of December 31, 2003 are as follows:

Expiration Date	Notional Amount	Swap Agreement Date	Swap Agreement Rate
TLC
October 2, 2004	$5,000,000	September 28, 2001	3.92%
November 2, 2004	$5,000,000	October 31, 2001	3.6725%
June 30, 2006	$5,000,000	September 28, 2001	4.47%
June 30, 2006	$5,000,000	October 31, 2001	4.3175%
Zero Zone
August 1, 2011	$4,000,000	November 2, 2001	4.53%
January 3, 2012	$3,420,000	January 8, 2002	4.135%

The model below quantifies our sensitivity to interest rate movements as determined by LIBOR, the Variable Bond Rate and the effect of the interest rate swaps described above. The model assumes a) a base LIBOR Rate of 1.15% (the “LIBOR Base Rate”) which approximates the December 31, 2003 three month LIBOR Rate, b) our floating rate debt is equal to our December 31, 2003 balance of $42.8 million, c) we pay interest on floating rate debt at TLC equal to LIBOR plus 175 basis points, d) We pay interest on floating LIBOR based debt at Zero Zone equal to prime rate minus 125 basis points, e) We pay Variable Bond Rate debt at Zero Zone at 1.25 percent (the “Variable Bond Base Rate”), f) We have swaps equal to $27.42 million (equal to the Company’s notional amount of interest rate swaps at December 31, 2003 and g) the LIBOR Rate and Variable Bond Rate vary by 10% of the LIBOR Base Rate and the Variable Bond Base Rate.

Interest Rate Exposure (In thousands)	Interest expense increase for a 10% increase in the LIBOR Rate and the Variable Bond Rate	Interest expense decrease for a 10% decrease in the LIBOR Rate and the Variable Bond Rate
Without interest rate swaps	111	(111)
With interest rate swaps	44	(44)

Item 8. Financial Statement and Supplementary Data.

See Index to Financial Information on page 25.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the date of this annual report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the date of this Annual Report on Form 10-K to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was prepared.

Changes in internal controls. There were not any significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10. Directors and Executive Officers of Registrant.

The information required by this Item is included under the captions “Election of Directors”, “Board of Directors – Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders (“Proxy Statement”) and when the Proxy Statement is filed with the Securities and Exchange Commission, will be incorporated herein by reference. Information with respect to the executive officers of the Company appears in Part I, page 7 of this Annual Report on Form 10-K.

The Company has adopted a Code of Ethics that applies to all employees and directors of the Company. The Company has posted a copy of the Code of Ethics on its website at www.c2-inc.com. The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the Code of Ethics by posting such information on its website referred to above.

Item 11. Executive Compensation.

The information required by this Item is included under the captions “Board of Directors – Directors Compensation” and “Executive Compensation” in the Proxy Statement and when the Proxy Statement is filed with the Securities and Exchange Commission, will be incorporated herein by reference; provided, however, that the subsection entitled “Executive Compensation – Report on Executive Compensation” shall not be deemed to be incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is included under the caption “Principal Shareholders” in the Proxy Statement and when the Proxy Statement is filed with the Securities and Exchange Commission, will be incorporated herein by reference.

The following table provides information about our equity compensation plan as of December 31, 2003:

Plan category	Number of securities to be issued upon the exercise of outstanding options (1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	409,000	$4.68	192,875
Equity compensation plans not approved by security holders	None	n/a	None

Total	409,000	$4.68	192,875

(1)	Represents options to purchase the Company’s Common Stock granted under the 1999 Equity Incentive Plan, as amended which was approved by the Company’s shareholders.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item is included under the caption “Certain Transactions” in the Proxy Statement and when the Proxy Statement is filed with the Securities and Exchange Commission, will be incorporated herein by reference.

PART IV

Item 14. Auditor Fees and Services.

The information required by this Item is included under the caption “Independent Auditors Fees” in the Proxy Statement and, when the Proxy Statement is filed, will be incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1)	Financial Statement and Schedules – The financial statements and financial statement schedules listed in the accompanying index to financial statement and financial statement schedules are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference. See Index on page 25.

(2)	Exhibits – The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K. See Index on page 50.

(b)	Reports on Form 8-K:

A report on Form 8-K was filed on October 21, 2003, furnishing under Item 12 the Company’s press release announcing results of operations for the three months ended September 30, 2003.

SIGNATURES

Pursuant to the requirement of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C2, Inc.

Date: March 9, 2004	By:	/s/ William T. Donovan
William T. Donovan, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934 this 10-K report has been signed below on March 9, 2004 the following persons on behalf of the Registrant and in the capacity indicated.

Signature
/s/ William T. Donovan	President & Chief Executive Officer and a Director
William T. Donovan

/s/ Sheldon B. Lubar	Chairman and a Director
Sheldon B. Lubar

/s/ Nicholas F. Brady	Director
Nicholas F. Brady

/s/David J. Lubar	Director
David J. Lubar

/s/ William H. Lacy	Director
William H. Lacy

/s/ John A. Becker	Director
John A. Becker

/s/ Cyriel Godderie	Director
Cyriel Godderie

/s/ John Buono	Chief Financial Officer
John Buono

C2, INC.

FINANCIAL INFORMATION

FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2003

C2, INC.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of C2, Inc.

We have audited the accompanying consolidated balance sheets of C2, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company’s financial statements for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, in their report dated February 8, 2002.

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

In our opinion, such 2003 and 2002 financial statements present fairly, in all material respects, the financial position of C2, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note A to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

Deloitte & Touche LLP

Milwaukee, Wisconsin

February 13, 2004

The following report is a copy of a report previously issued by Arthur Andersen LLP in connection with their audit of the Company’s financial statements as of and for the year ended December 31, 2001. The opinion has not been reissued by Arthur Andersen LLP.

Report of Independent Public Accountants

To the Shareholders of C2, Inc.:

We have audited the accompanying consolidated balance sheets of C2, Inc. and subsidiaries (a Wisconsin Corporation) as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin

February 8, 2002

C2, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2003 AND 2002

(In thousands except share and per share data)

	2003	2002
ASSETS:
Current Assets:
Cash and cash equivalents	$2,225	$4,483
Accounts receivable, net	28,659	24,224
Inventories	9,355	10,518
Prepaids and other assets	3,203	2,699

Total current assets	43,442	41,924

Long-Term Assets:
Property, plant and equipment, net	62,058	65,971
Goodwill	16,202	16,191
Other assets	2,631	2,300

Total long-term assets	80,891	84,462

Total assets	$124,333	$126,386

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Current maturities of long-term debt	$2,792	$3,285
Line of credit	2,661	4,470
Accounts payable	15,436	13,571
Accrued liabilities	19,658	16,595

Total current liabilities	40,547	37,921

Long-Term Liabilities:
Long-term debt, less current maturities	42,932	52,278
Other liabilities	3,376	3,196

Total long-term liabilities	46,308	55,474

Total liabilities	86,855	93,395

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $.01 per share; 50,000,000 shares authorized, 5,275,864 shares and 5,271,864 shares issued in 2003 and 2002, respectively	53	53
Additional paid-in capital	22,483	22,353
Deferred compensation	(98)	—
Accumulated other comprehensive loss	(640)	(943)
Retained earnings	15,680	11,528

Total shareholders’ equity	37,478	32,991

Total liabilities and shareholders’ equity	$124,333	$126,386

See notes to consolidated financial statements.

C2, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in thousands except per share data)

	2003	2002	2001
Revenues:
Logistic Services	$206,118	$195,774	$147,663
Product Sales	70,308	71,464	64,782

	276,426	267,238	212,445

Costs and Expenses:
Logistic Expense	182,602	173,569	129,749
Cost of Product Sales	58,108	57,883	51,623
Depreciation and Amortization	6,962	7,508	8,153
Selling, General and Administrative	18,499	18,389	15,425

	266,171	257,349	204,950

Earnings from Operations	10,255	9,889	7,495

Other Income (Expense):
Interest Expense, net	(2,882)	(3,976)	(5,051)
Other Income (Expense), net	(90)	(43)	(45)

	(2,972)	(4,019)	(5,096)

Earnings before Income Taxes and Minority Interest	7,283	5,870	2,399

Provision for Income Taxes	3,131	2,505	1,027

Earnings before Minority Interest	4,152	3,365	1,372

Minority Interest	—	304	560

Net Earnings	$4,152	$3,061	$812

Basic Earnings per share	$0.79	$0.60	$0.16

Diluted Earnings per Share	$0.75	$0.58	$0.16

See notes to consolidated financial statements.

C2, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Current Year Comprehensive Income
Balance, December 31, 2000	$52	$(578)	$20,371	$—	$—	$7,655
Change in Fair Values of Interest Rate Swaps	—	—	—	—	344	—	$344
Net Earnings	—	—	—	—	—	812	812

Total Comprehensive Income	—	—	—	—	—	—	$1,156

Balance, December 31, 2001	52	(578)	20,371	—	344	8,467
Change in Fair Value of Interest Rate Swaps, Net of Tax of $722 and Reclassification to Net Income of $88	—	—	—	—	(1,287)	—	$(1,287)
Acquisition of Minority Interest in Zero Zone	1	578	1,982	—	—	—	—
Net Earnings	—	—	—	—	—	3,061	3,061

Total Comprehensive Income	—	—	—	—	—	—	$1,774

Balance, December 31, 2002	53	—	22,353	—	(943)	11,528
Stock Option Exercises	—	—	16	—	—	—
Restricted Stock Issued	—	—	114	(114)	—	—
Vesting of Restricted Stock	—	—	—	16	—	—
Change in Fair Value of Interest Rate Swaps, Net of Tax of $287	—	—	—	—	303	—	$303
Net Earnings	—	—	—	—	—	4,152	4,152

Total Comprehensive Income	—	—	—	—	—	—	$4,455

Balance, December 31, 2003	$53	$—	$22,483	$(98)	$(640)	$15,680

See notes to consolidated financial statements.

C2, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

(Dollars in thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,152	$3,061	$812
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	6,962	7,508	8,153
Gain on disposal of assets	(136)	—	(90)
Minority interest in income of subsidiaries	—	304	560
Deferred income tax provision	90	855	(122)
Other	106	65	—
Changes in Assets and Liabilities:
Increase in accounts receivable	(4,435)	(1,246)	(824)
Decrease (increase) in inventories	1,191	460	(1,065)
Increase in prepaids and other assets	(505)	(10)	(535)
Increase in accounts payable and accrued liabilities	5,149	1,294	3,777

Net cash provided by operating activities	12,574	12,291	10,666

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,540)	(5,070)	(4,377)
Businesses acquired, net of cash received	(185)	6
Proceeds from sale of fixed assets	525	78	397

Net cash used in investing activities	(3,200)	(4,986)	(3,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	16	—	—
Borrowings on line of credit, net	(1,809)	2,632	(9,667)
Proceeds from issuance of long-term debt	6,155	2,800	7,128
Payment of long-term debt	(16,145)	(20,593)	(3,902)
Proceeds from sale leaseback transaction	—	9,800	—
Other	151	—	—

Net cash used in financing activities	(11,632)	(5,361)	(6,441)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,258)	1,944	245

BEGINNING CASH AND CASH EQUIVALENTS	4,483	2,539	2,294

ENDING CASH AND CASH EQUIVALENTS	$2,225	$4,483	$2,539

Supplemental Disclosures of Cash Flow Information
Interest paid	$3,033	$4,095	$4,962

Amounts paid for income taxes	$2,422	$1,636	$1,506

Non-Cash transactions:
Payment-in-Kind-Interest	$95	$90	$85

See notes to consolidated financial statements.

C2, INC AND SUBSIDIAIRIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands except per share data)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business: C2, Inc. (“C2” or the “Company”) is a Milwaukee-based public company principally engaged in providing a full range of integrated logistic and facility management services and manufacturing of frozen and refrigerated display cases and refrigeration systems and controls for customers throughout the United States. C2’s operating segments include Logistic Services, consisting of refrigerated and non-refrigerated third-party integrated logistic and facility management services, and Product Sales, consisting of the distribution of food products and the manufacture and sale of refrigerated and freezer display cases and refrigeration and control systems used in grocery, convenience and drug store chains for retail merchandising of food, beverage and floral products and industrial applications.

On March 4, 1999, C2 common shares were issued to subscribers contemporaneous with the distribution of the cash merger consideration attributable to the Christiana Companies, Inc. (formerly NYSE:CST) and Weatherford International, Inc. (NYSE:WFT). In connection with the merger, on February 8, 1999, C2 acquired a two-thirds interest in Total Logistic Control, LLC (“TLC”). TLC provides integrated third-party logistic services.

In 1999, C2 purchased 70.6% percent of the common stock of Zero Zone, Inc (“Zero Zone”) in connection with a recapitalization plan for Zero Zone. On December 31, 2002, the Company acquired the remaining 29.4% of Zero Zone.

Concentration of Credit Risk: In 2003, 2002 and 2001, two customers represented approximately 30.4 percent, 37.0 percent and 31.7 percent, respectively of total consolidated revenues. In 2003, two of the Company’s customers, Diageo PLC and Wal-Mart, accounted for 19.6 percent and 10.8 percent, respectively, of total consolidated revenue. At December 31, 2003, one customer, Diageo PLC, represented approximately 14.9 percent of total consolidated accounts receivable.

Principles of Consolidation: The consolidated financial statements include the accounts of C2 and its subsidiaries, TLC Holdings, Inc., Total Logistic Control, LLC and Zero Zone, Inc, including its subsidiary, Zero Zone Refrigeration, Inc. All intercompany transactions have been eliminated in consolidation.

Acquisitions: On February 5, 2002, Zero Zone acquired the assets and assumed certain liabilities of Systematic Refrigeration, Inc (“Systematic” and now knows as Zero Zone Refrigeration (“ZZR”)) for cash. Additional consideration may be due to the seller of Systematic contingent upon a percentage of the adjusted earnings before interest, taxes, depreciation and amortization of Systematic (as defined in the purchase and sale agreement) from 2003 through 2005. Based upon the performance of Systematic in 2003, the sellers would be entitled to an additional $40 of purchase price. This amount was, and any additional consideration will be allocated to goodwill. Systematic, located in Ramsey, Minnesota, is a supplier of refrigeration control systems to the retail grocery industry and various industrial markets. Systematic is operated under the trade name Zero Zone Refrigeration.

The purchase price included acquisition expenses of $130 and the assumption of liabilities of $6,214 and was allocated as follows:

Cash	$6
Receivables	530
Inventory	1,338
Other Assets	432
Goodwill	31
PP&E	4,007

$6,344

On February 13, 2002, C2, through its wholly-owned subsidiary Total Logistic Control, acquired TSI, a regional truckload carrier based in Erie, Pennsylvania, for the assumption of certain leases. TSI’s operations serve primarily the food industry with refrigerated and dry transportation. The acquisition included 39 tractors and 118 trailers, plus a maintenance and operations terminal.

On December 31, 2002, C2 acquired the remaining 29.4% of Zero Zone, Inc. that it did not previously own. The consideration paid to the minority interest holders, all of whom were current members of Zero Zone’s management team, was 190,000 shares of C2, Inc. common stock valued at approximately $2,561 based on the average closing price of C2 for the prior five business days to the transaction date of December 31, 2002. The Company has allocated $579 to fixed assets, $28 to inventory and the remaining $1,954 of the purchase price over minority interest is recorded as goodwill.

On January 3, 2003, C2 through its wholly-owned subsidiary TLC completed the acquisition of Birkmire Trucking Company (“Birkmire”), a regional freight service provider based in Erie, Pennsylvania for the assumption of certain leases. Birkmire’s operations serve primarily the food industry with refrigerated and dry transportation. Birkmire’s fleet consisted of 44 tractors and 101 trailers.

On February 13, 2004 the Company announced that through its subsidiary TLC, it had agreed to acquire the Athens Re-packaging business and related assets from Keebler Company, a subsidiary of Kellogg Company. The 225,000 square foot facility located in Statham, Georgia is a full service operation providing packaging design, packaging operations, logistics and warehousing services as well as technical and engineering support. The acquisition is expected to be completed in April 2004. The acquisition is expected to initially entail purchase consideration and investment in working capital of approximately $1.2 million.

All of the above acquisitions have been accounted for as purchase transactions. Accordingly, results of operations have been included in the Company’s financial statements since the dates of acquisition and are not material to the Company on a pro forma basis.

Estimates: The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). This requires management to make estimates and judgments that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents consist of cash, certificates of deposits and U.S. Treasury securities having a maturity within three months of date of purchase. Cash is primarily held at one financial institution. The Company performs periodic evaluations of the relative credit standing of this financial institution to limit the credit exposure.

Accounts Receivable: Accounts receivable is presented net of an allowance for uncollectible accounts.

Following is a summary of the change in the allowance for uncollectible accounts for the years ended December 31, 2003, 2002 and 2001:

	For the Year Ended December 31,
	2003	2002	2001
Beginning balance	$677	$468	$415
Provision for bad debts	86	249	90
Write offs	(251)	(40)	(37)

Ending balance	$512	$677	$468

Inventories: Inventories are carried at the lower of FIFO (first-in, first-out) cost or market value. In the Logistics Services segment, inventories consist primarily of repair parts and commodities held for distribution under exclusive logistic contracts. In the Product Sales segment, inventories include materials, food products and labor and manufacturing overhead. As of December 31, 2003 and 2002, inventories are comprised of the following:

	At December 31,
	2003	2002
Repair parts	$137	$173
Commodities and other	1,755	1,651
Raw materials and work in process	6,260	5,682
Finished goods	1,203	3,012

	$9,355	$10,518

Property, Plant and Equipment: Property, plant and equipment are carried at cost, less accumulated depreciation, which is computed using both straight-line and accelerated methods for financial reporting purposes. The cost of major renewals and improvements are capitalized; repair and maintenance costs are expensed as incurred. Tires related to new equipment are included in the capitalized equipment cost and depreciated using the same methods as equipment. Replacement tires are expensed when placed in service. A summary of the cost of property, plant and equipment, accumulated depreciation and the estimated useful lives for financial reporting purposes is as follows:

	At December 31,		Estimated Useful Lives
	2003	2002
Land	$6,063	$6,157	—
Machinery and equipment	39,263	37,580	3-15 years
Buildings and improvements	75,478	74,377	5-40 years
Construction in progress	139	216	—

	120,943	118,330
Less: Accumulated depreciation	(58,885)	(52,359)

	$62,058	$65,971

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

Goodwill: Prior to 2002, goodwill was amortized on a straight-line basis over 40 years. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill to be tested for impairment annually, or more frequently under certain circumstances, and written down when impaired, rather than being amortized as previous standards required.

Changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2003 are as follows:

	Logistic Services	Product Sales	Total
Balance as of December 31, 2001	$4,882	$9,600	$14,482
Goodwill acquired during the year	—	1,709	1,709

Balance as of December 31, 2002	4,882	11,309	16,191
Goodwill adjustment	—	(29)	(29)
Goodwill acquired during the year	—	40	40

Balance as of December 31, 2003	$4,882	$11,320	$16,202

The Company adopted the provisions of SFAS No. 142 effective January 1, 2002 and according to the provisions of SFAS No. 142, ceased amortizing goodwill as of that date. The following table presents the impact of SFAS No. 142 on net income and net income per share had the new standard been in effect for the year ended December 31, 2001:

	Year Ended December 31,
	2003	2002	2001
Reported net earnings	$4,152	$3,061	$812

Amortization of goodwill, net of tax	—	—	537

Adjusted net earnings	$4,152	$3,061	$1,349

Basic net earnings per share:
As reported	$0.79	$0.60	$0.16

As adjusted	$0.79	$0.60	$0.27

Diluted net earnings per share:
As reported	$0.75	$0.58	$0.16

As adjusted	$0.75	$0.58	$0.26

There was no impairment of goodwill upon adoption of SFAS No. 142, nor upon the Company’s subsequent testing as of December 31, 2003. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Other Assets: Other assets represent primarily deferred charges and cash surrender value of officer’s life insurance.

Accrued Liabilities: The major components of accrued liabilities are:

	At December 31,
	2003	2002
Deferred revenue	$4,752	$2,150
Accrued accounts payable	1,422	2,609
Taxes payable	3,005	2,189
Payroll and other employee benefits	7,166	6,452
Other	3,313	3,195

	$19,658	$16,595

Deferred revenue arises because handling revenue is billed when product is received at a warehouse. Revenue is fully earned when the product is delivered out of the warehouse. The portion related to handling when the product leaves the warehouse is treated as deferred revenue and recognized when the product is shipped.

Fair Market Value of Financial Instruments: The carrying amounts of financial instruments approximated fair value due to their variable interest rates and/or short term maturity or collection except as follows:

	December 31, 2003		December 31, 2002
	Reported	Estimated Fair Market Value	Reported	Estimated Fair Market Value
Minnesota Agricultural and Economic Development Bonds coupon rate 6.125% - 7.25%	$2,925	$3,097	$3,015	$3,104
Sellers Note 8.5% Payment-in-kind	1,913	1,928	1,819	1,819
City of Ramsey 3% Equipment Note	215	219	242	242

Fair market value on the Minnesota Agricultural and Economic Development Bonds was based upon dealer quotes. All other estimates are based upon the Company’s internal estimates.

Revenue Recognition: The Company evaluates the criteria outlined in Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of logistic sales and related costs or the net amount earned as management fees. Generally, when the Company is the primary obligor in a transaction, is subject to inventory and/or credit risk, has latitude in establishing prices and selecting suppliers, or has several, but not all of these indicators, revenue is recorded gross. If the Company is not the primary obligor and amounts earned have little or no credit risk, the Company generally records the net amounts as management fees earned.

Shipping and Handling Fees and Costs: The Company accounts for Shipping and Handling Fees and Costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs.” The Company records amounts billed to a customer in a product sale transaction related to shipping costs as revenues and the related costs incurred for shipping are reported as cost of sales.

Advertising Costs: The Company expenses advertising costs as incurred. Total advertising expense was $353, $508 and $222 for 2003, 2002 and 2001, respectively. Advertising costs are charged to selling, general and administrative expenses.

Research and Development Costs: The Company expenses research and development costs as incurred. Total research and development costs were $59, $60 and $42 for 2003, 2002 and 2001, respectively. Research and development costs are charged to selling, general and administrative expenses.

Interest Expense: Included in interest expense in 2003, 2002 and 2001 is $39, $33 and $83 of interest income, respectively.

Stock Options: As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to follow APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options issued to employees.

Earnings per Share: Following is a reconciliation of basic and diluted earnings per share for the years ended December 31, 2003, 2002, and 2001:

	Year Ended December 31,
	2003	2002	2001
Basic Earnings per Share:
Net earnings available to common shareholders	$4,152	$3,061	$812
Weighted average shares of common stock outstanding	5,274,382	5,082,385	5,081,864

Basic earnings per share	$0.79	$0.60	$0.16

Diluted Earnings per Share:
Weighted average shares of common stock outstanding	5,274,382	5,082,385	5,081,864
Incremental common shares applicable to common stock options	249,781	177,267	137,569

Restricted stock	1,581	—	—

Average common shares assuming full dilution	5,525,744	5,259,652	5,219,433

Diluted earnings per share	$0.75	$0.58	$0.16

In 2001, options to purchase 50,000 shares were not included in the above calculations because the exercise price exceeded the average market price for the applicable period.

Reclassifications: Certain reclassifications to prior year’s balances have been made to conform to current year presentations.

New Accounting Standards:

In January 2003, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 46 Consolidation of Variable Interest Entities (“FIN 46”) which requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. FIN 46 is effective immediately for VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify form of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to a special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. We do not have any interests in special purpose entities and will apply the provisions on FIN 46R with our first quarter 2004 financial statements.

B. RELATED PARTY TRANSACTIONS:

The Company rents its headquarters offices from an entity owned in part by certain officers and directors of the Company. The Company pays its pro rata share of the rent, utilities and other expenses of these premises. A total of $69, $77 and $78 were paid in 2003, 2002 and 2001, respectively.

C. INDEBTEDNESS:

The following is a summary of the Company’s indebtedness:

	At December 31
	2003	2002
Line of credit	$2,661	$4,470
Revolving credit agreement	12,000	18,800
Term loan	20,750	22,417
Bonds payable	10,559	10,935
Subordinated notes	2,264	3,169
Other	151	242

Total debt	48,385	60,033
Less: Current portion of long-term debt	(2,792)	(3,285)
Line of credit	(2,661)	(4,470)

Total long-term debt	$42,932	$52,278

On June 8, 2001, TLC entered into an amended and restated credit agreement with its bank group. The new credit facilities included a $40,000, 5-year reducing revolving credit agreement (the “Revolver”) and a $25,000 5-year term loan (the “Term Loan” and together with the Revolver the “TLC Credit Facilities”). The TLC Credit Facilities are secured by liens or security interests on substantially all of the assets of TLC and mortgages on its real estate. The interest rate on the TLC Credit Facilities is at TLC’s option, based on the prime rate minus, or LIBOR plus, an amount that varies according to a pricing grid determined by the ratio of TLC’s funded debt to EBITDA ( the “TLC Margin”), as defined in the TLC Credit Facility Agreement. At December 31, 2003 the prime rate TLC Margin and the LIBOR TLC Margin were 0 and 175 basis points, respectively. The Revolver steps down $2,000 per year beginning July 1, 2002. In addition, the Revolving Credit commitment is reduced by 50% of the net proceeds from the sale of certain assets outside the ordinary course of business. In May 2002 and June 2003, the Company sold certain assets requiring a reduction in the Revolving Credit commitment of $4,900 and $250, respectively. As a result of the scheduled step down and the required commitment reductions to date, the Revolver’s final maturity on June 30, 2006 is $26,850. The Term Loan began amortizing $417 quarterly, commencing September 30, 2001, with a final payment due on June 30, 2006. The Company has met all payment obligations under the TLC Credit Facilities and at December 31, 2003, outstanding indebtedness under the Term Loan and Revolver were $20,750 and $12,000, respectively. Available borrowings under the Revolver totaled $18,850 at December 31, 2003. As of December 31, 2003, the Company was in full compliance with all covenants required under the TLC Credit Facilities. At December 31, 2003, borrowings under the TLC Credit Facilities carried an average interest rate of 2.9375 percent.

Zero Zone completed a financing package August 31, 1999 with a major commercial bank (the “Zero Zone Credit Facilities”). The package contains two bond issues and a demand line of credit (the “DLC”). The first bond is a tax-free Industrial Revenue Bond (“TFIRB”) in the amount of $3,420 that was issued through the State of Wisconsin. The TFIRB has a 20-year life with no annual amortization and carries a seven-day variable interest rate, which was 1.25 percent at December 31, 2003. The second issue is a taxable Industrial Revenue Bond (“IRB”) in the original amount of $6,000 issued through a bank. The IRB has a 12-year maturity schedule with annual principal repayments of $500 and carries interest at a seven day variable interest rate which was 1.2 percent at December 31, 2003. Zero Zone has made all of its required principal payments under the IRB which had an outstanding balance of $4,000 at December 31, 2003. Both the TFIRB and the IRB are secured by letters of credit issued by a major commercial bank. At December 31, 2003, Zero Zone had $2,661 in outstanding borrowings under its $7,500 DLC. The interest rate on the DLC, which is secured by Zero Zone’s assets, is at Zero Zone’s option, based on the prime rate minus, or LIBOR plus, an amount that varies according to a pricing grid determined by the ratio of funded debt to EBITDA (the “ZZI Margin”), as defined in the DLC agreements. At December 31, 2003 the prime rate ZZI Margin and LIBOR ZZI Margins were 125 and 275 basis points, respectively. Due to lower operating income generated in the second quarter of 2003 at Zero Zone, certain financial covenants, Minimum Fixed Charge Coverage and Maximum Funded Debt to EBITDA, as defined in the DLC agreements, were not achieved. Zero Zone received waivers from its bank related to the non-compliance and negotiated amended covenants for which future compliance has occurred and is expected to occur. As of December 31, 2003, Zero Zone was in compliance with all required covenants under the Zero Zone Credit Facilities.

As part of the acquisition of Zero Zone Refrigeration on February 5, 2002, two debt issues were assumed. The first is a tax-free bond in the amount of $3,100, issued by the State of Minnesota. The bond issue date was April 1, 2000 and has a 20-year life with annual principal payments of $90 and $85 in 2003 and 2002, respectively, increasing to $285 in 2020. Zero Zone has made principal payments due on August 1, 2002 and 2003 in the amounts of $85 and $90, respectively. The beginning interest rate on the bond was 5.25% increasing to 7.25%. At December 31, 2003 the interest rate was 5.875%. The bond’s outstanding balance at December 31, 2003 was $2,924. The second debt issue is an equipment note from the City of Ramsey, Minnesota in the amount $300. In 2001, 2002 and 2003, Zero Zone Refrigeration made the required principal payments of $32, $25 and $28, respectively. At December 31, 2003, $215 was outstanding. This note has a 10-year life with annual amortization of $29 to $33 of principal in 2004 through 2010. The interest rate on this note is 3.0%. This note is secured by equipment used in the production of Zero Zone Refrigeration’s products.

At December 31, 2003 Zero Zone had a remaining balance of $350 under its $2,350 unsecured 8.0% senior subordinated indebtedness to former Zero Zone shareholders. During 2003, Zero Zone made a scheduled principal payment of $1,000 on this note. The final payment of $350 is due March 12, 2004. Zero Zone also has $1,500 of unsecured junior subordinated indebtedness to a former shareholder of Zero Zone. The interest rate is 8.5% of which 3.4% is paid in cash and 5.1% is payment-in-kind. Payment of $500 per year is due beginning December 31, 2005. At December 31, 2003, payment-in-kind interest totaled $414.

At year-end, C2, Inc. had in place a $15,000 unsecured line of credit facility, renewable annually, for general corporate purposes. There were no borrowings under this facility in 2003.

Substantially all of the Company’s assets and operations are held and conducted by the Company’s subsidiaries. The various debt agreements discussed above restrict the transferability of substantially all of the subsidiaries’ net assets to C2, other than for tax liabilities and management fees.

From time to time, the Company uses interest rate swaps to reduce its exposure to interest rate movements. The net exposure to interest rate risk consists of floating rate credit lines whose interest rates are determined by the prime rate as publicly announced from time to time by U.S. Bank or the Eurodollar Rate (equal to the interbank offered rate divided by (1 – the eurodollar reserve percentage)) (“LIBOR”) and variable rate bonds whose rate is based upon the seven day variable interest rate based upon prevailing market conditions that would permit the sale of similar securities at par plus accrued interest (the “Variable Bond Rate”). The swap agreement rates and durations as of December 31, 2003 are as follows:

Expiration Date	Notional Amount	Swap Agreement Date	Swap Agreement Rate
TLC
October 2, 2004	$5,000	September 28, 2001	3.92%
November 2, 2004	$5,000	October 31, 2001	3.6725%
June 30, 2006	$5,000	September 28, 2001	4.47%
June 30, 2006	$5,000	October 31, 2001	4.3175%
Zero Zone
August 1, 2011	$4,000	November 2, 2001	4.53%
January 3, 2012	$3,420	January 8, 2002	4.135%

As of December 31, 2003, the future maturities of consolidated indebtedness are as follows:

2004	$5,453
2005	2,797
2006	30,557
2007	1,559
2008	657
Thereafter	7,362

Total	$48,385

D. INCOME TAXES:

The summary of the provision for income taxes is as follows:

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$2,195	$216	$(511)
State	909	712	(90)
Deferred	27	1,577	1,628

	$3,131	$2,505	$1,027

The components of deferred income taxes are:

	December 31,
	2003	2002
Current Deferred Income Taxes:
NOL carry forward	$—	$5
AMT credit carry forward	96	319
Compensation related accruals	499	690
Bad debt reserve	158	217
Other	304	(224)

Total Current Deferred Income Taxes (Included in Prepaids and other assets)	$1,057	$1,007

Long-Term Deferred Income Taxes:
Tax over book depreciation	$1,707	$1,799
Interest rate swaps	(490)	(722)

Total Long-Term Deferred Income Taxes (Included in Other liabilities)	1,217	1,077

Net Deferred Tax Liability	$(160)	$(70)

The alternative minimum tax credit carry forward has an indefinite term. No valuation allowance was deemed necessary for this carry forward.

A reconciliation of the statutory Federal income tax rate for years ended December 31, 2003, 2002 and 2001 are as follows:

	At December 31,
	2003	2002	2001
Statutory federal income tax rate	34%	34%	34%
Increase in taxes resulting from state income tax, net	10%	10%	6%
Non-deductible goodwill amortization	—	—	4%
Other, net	(1)%	(1)%	(2)%

	43%	43%	42%

E. STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS:

In 1998, the Company initiated an equity incentive plan and in 2003 by approval of a majority of its shareholders, amended the original plan (the “1998 Plan as Amended”). Under the 1998 Plan as Amended, the Company has 620,000 shares of its common stock reserved for issuance under a stock option plan, which permits the granting of options, appreciation rights and awards at market value with varying vesting periods from immediate to ratably over five years. Included in the 620,000 shares are a total of up to 150,000 restricted common shares available for automatic grant to non-employee directors on an annual basis on the date of the annual meeting of shareholders. Under the 1998 Plan as Amended, four non-employee directors of the Company were each awarded 2,088 shares of restricted stock and one non-employee director was awarded 2,373 shares of restricted stock. The restricted stock has a five year cliff vesting. The fair market value of the restricted stock awarded in 2003 was $25 per director or $125 in the aggregate. No appreciation rights have been granted. The following table summarizes information concerning outstanding, exercisable and available options at December 31, 2003.

Changes in stock options outstanding are summarized as follows:

	Number of Options	Price Per Share	Weighted Average Exercise Price per Options
Balance December 31, 2000	355,000	$4.00 – 5.25	$4.08
Options granted – 2001	50,000	7.25	7.25

Balance December 31, 2002 and 2001	405,000	4.00 – 7.25	4.47
Options granted	10,000	13.00	13.00
Options cancelled and available for reissue	(2,000)	4.00	4.00
Options exercised	(4,000)	4.00	4.00

Balance December 31, 2003	409,000	4.00 – 13.00	$4.68

Options exercisable at December 31, 2003	325,200	$4.00 – 7.25	$4.67

Options available for issuance	192,875

	Options Outstanding
Exercise Prices	Number of Shares	Weighted Average Contractual Life	Options Outstanding and Exercisable Number of Shares

$4.00	325,000	5.2 years	260,800
$5.00	12,000	6.1 years	7,200
$5.25	12,000	6.4 years	7,200
$7.25	50,000	7.0 years	50,000
$13.00	10,000	9.9 years	—

	409,000	5.6 years	325,200

Pro forma information regarding net earnings and earnings per share is required by Statement of Financial Accounting Standards No. 123, as amended by SFAS No 148, and has been determined as if the Company had accounted for its stock options under the fair value method as provided therein. The fair value of each option is estimated on the date of the grant using an option pricing model.

For purposes of these disclosures, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: (No options were granted in 2002).

	2003	2001
Expected volatility	47.1%	84.8%
Risk-Free interest rate	4.1%	4.3%
Dividend rate	—	—
Expected life in years	9.9	8.1

Based on these assumptions, the weighted average fair value of options granted in 2003 and 2001 were $8.20 and $5.87, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period of 1 to 5 years. Set forth below is a summary of the Company’s net earnings and earnings per share as reported and pro forma, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

	Year Ended December 31
	2003	2002	2001
Net earnings – as reported	$4,152	$3,061	$812

Deferred compensation expense	16	—	—

Total stock-based employee compensation expense determined under the fair value method, net of related tax effects	(130)	(126)	(280)

Net earnings – pro forma	$4,038	$2,935	$532

Basic earnings as reported	$0.79	$0.60	$0.16

Basic earnings pro forma	$0.77	$0.58	$0.10

Diluted as reported	$0.75	$0.58	$0.16

Diluted pro forma	$0.73	$0.56	$0.10

The Company has 401(k) plans covering substantially all of its employees. The costs under these plans were $594, $492 and $432 in 2003, 2002 and 2001, respectively. The Company does not provide post-employment medical, life insurance or other retirement benefits.

F. COMMITMENTS:

The Company has operating leases for warehouse and office facilities and transportation equipment. Rental expense under these leases was $16,747, $13,765 and $10,775 in 2003, 2002 and 2001, respectively. At December 31, 2003, future minimum lease payments under noncancellable operating leases are as follows:

2004	$14,462
2005	11,834
2006	9,307
2007	6,059
2008	3,965
Thereafter	3,067

Total	$48,694

In the normal course of business, we are involved in litigation incidental to the conduct of our businesses. We do not believe that the ultimate disposition of currently pending claims, individually or in the aggregate, would have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

G. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES:

The Company has derivative financial instruments however it does not use them for trading purposes. As of December 31, 2003, 2002 and 2001, interest rate swaps are the only derivative financial instruments held by the Company. The interest rate swaps, designated as cash flow hedging relationships, were entered into in 2001 and 2002 as an effort to mitigate the risk of rising interest rates in future periods by converting certain floating rate debt instruments into fixed rate debt. The effective portion of the gains and losses on these instruments are deferred in other comprehensive income and recognized in interest expense over the period in which the Company accrues interest expense on the related debt instruments. The ineffective portion of hedging derivatives has been insignificant. The fair value of interest rate swaps was a loss of $640 (net of tax of $490) and a loss of $943 (net of tax of $722) at December 31, 2003 and 2002, respectively, and was based on dealer quotes.

H. SEGMENT INFORMATION:

C2, Inc. is divided into two discrete segments – Logistic Services and Product Sales. Logistic Services include providing warehousing, transportation operations and management services, supply chain management, dedicated third-party facility and operations management, fulfillment services, packaging and food processing. Product Sales operating segment includes the purchase for resale of certain food products and the manufacture and sale of glass-door refrigerated and frozen display cases and refrigeration control systems. Products within this segment are sold primarily to grocery, municipal school districts, general merchandise, convenience and drug store chains and industrial applications throughout the United States. These operating segments are determined based upon the primary services and product lines provided to customers.

The accounting policies used by the Company’s business segments are the same accounting policies used in the preparation of the consolidated financial statements. Segment net earnings are revenues less direct allocable operating expenses, selling, general and administrative expenses, third party interest expense and applicable income taxes. Corporate items include third party interest income, amortization expense, selling, general and administrative expenses, other income/expense and income taxes at the corporate level only. Corporate assets are principally cash and cash equivalents, prepaid items and certain non-operating fixed assets.

Corporate capital expenditures consist primarily of computer equipment and software. Financial information by business segment is as follows:

	Logistic Services	Product Sales	Corporate	Total
2003
Revenues	$206,118	$70,308	$—	$276,426
Interest expense	1,958	963	—	2,921
Interest income	—	—	39	39
Segment net earnings	3,928	520	(296)	4,152
Total assets	84,325	37,726	2,282	124,333
Capital expenditures	3,490	48	2	3,540
Depreciation and amortization	6,203	739	20	6,962

2002
Revenues	$195,774	$71,464	$—	$267,238
Interest expense	3,048	961	—	4,009
Interest income	—	—	33	33
Segment net earnings	2,651	765	(355)	3,061
Total assets	85,869	36,629	3,888	126,386
Capital expenditures	4,248	822	—	5,070
Depreciation and amortization	6,541	949	18	7,508

2001
Revenues	$147,663	$64,782	$—	$212,445
Interest expense	4,138	793	203	5,134
Interest income	—	—	83	83
Segment net earnings	326	805	(319)	812
Total assets	101,406	22,167	5,178	128,751
Capital expenditures	3,600	763	14	4,377
Depreciation and amortization	6,933	1,206	14	8,153

I. QUARTERLY FINANCIAL INFORMATION

(unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31	Total
2003
Revenues	$64,185	$67,300	$71,095	$73,846	$276,426
Earnings from operations	1,776	1,660	3,443	3,376	10,255
Earnings before taxes	1,020	902	2,736	2,625	7,283
Net earnings	566	515	1,568	1,503	4,152
Basic earnings per share	0.11	0.10	0.30	0.29	0.79
Diluted earnings per share	0.10	0.09	0.28	0.27	0.75

2002
Revenues	$64,640	$73,324	$66,471	$62,803	$267,238
Earnings from operations	2,733	2,961	2,609	1,586	9,889
Earnings before taxes and minority interest	1,690	1,693	1,890	597	5,870
Net earnings	753	861	1,043	404	3,061
Basic earnings per share	0.15	0.17	0.21	0.08	0.60
Diluted earnings per share	0.14	0.16	0.20	0.08	0.58

J. Condensed Consolidating Financial Information:

Under the subsidiary debt agreements, other then for tax liabilities and management fees, substantially all of the subsidiary assets are restricted from transfer to the parent company C2, Inc. (“Corporate”) Below are the condensed balance sheets as of December 31, 2003 and 2002, and the income statements and statements of cash flows for each of the years ended December 31, 2003 and 2002 of Corporate and its subsidiaries.

Condensed Consolidating Balance Sheets:

	As of December 31, 2003
	Corporate	Subsidiaries	Eliminations	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$845	$1,380	$—	$2,225
Accounts receivable, net	8	28,651	—	28,659
Inventories	—	9,355	—	9,355
Prepaids and other assets	1,402	1,801	—	3,203

Total current assets	2,255	41,187	—	43,442

Long-Term Assets:
Property, plant and equipment, net	27	62,031	—	62,058
Goodwill	—	16,202	—	16,202
Investment in subsidiaries	21,130	—	(21,130)	—
Other assets	—	2,631	—	2,631

Total long-term assets	21,157	80,864	(21,130)	80,891

Total assets	$23,412	$122,051	$(21,130)	$124,333

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Current maturities of long-term debt	$—	$2,792	$—	$2,792
Line of credit	—	2,661	—	2,661
Accounts payable	6	15,430	—	15,436
Accrued liabilities	(1,111)	20,769	—	19,658

Total current liabilities	(1,105)	41,652	—	40,547

Long-Term Liabilities:
Long-term debt, less current maturities	—	42,932	—	42,932
Other liabilities	—	3,376	—	3,376

Total long-term liabilities	—	46,308	—	46,308

Net intercompany payable/(receivable)	3,419	(3,419)	—	—

Total liabilities	2,314	84,541	—	86,855

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share	—	—	—	—
Common stock	53	3,779	(3,779)	53
Additional paid-in capital	22,484	14,351	(14,352)	22,483
Deferred compensation	(98)	—	—	(98)
Accumulated other comprehensive loss	—	(640)	—	(640)
Retained earnings	(1,341)	20,020	(2,999)	15,680

Total shareholders’ equity	21,098	37,510	(21,130)	37,478

Total liabilities and shareholders’ equity	$23,412	$122,051	$(21,130)	$124,333

	As of December 31, 2002
	Corporate	Subsidiaries	Eliminations	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$2,995	$1,488	$—	$4,483
Accounts receivable, net	1	24,223	—	24,224
Inventories	—	10,518	—	10,518
Prepaids and other assets	856	1,843	—	2,699

Total current assets	3,852	38,072	—	41,924

Long-Term Assets:
Property, plant and equipment, net	36	65,935	—	65,971
Goodwill	—	16,191	—	16,191
Investment in subsidiaries	22,411		(22,411)	—
Other assets	—	2,300	—	2,300

Total long-term assets	22,447	84,426	(22,411)	84,462

Total assets	$26,299	$122,498	$(22,411)	$126,386

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Current maturities of long-term debt	$—	$3,285	$—	$3,285
Line of credit	—	4,470	—	4,470
Accounts payable	—	13,571	—	13,571
Accrued liabilities	(77)	16,672	—	16,595

Total current liabilities	(77)	37,998	—	37,921

Long-Term Liabilities:
Long-term debt, less current maturities	—	52,278	—	52,278
Other liabilities	—	3,196	—	3,196

Total long-term liabilities	—	55,474	—	55,474

Net intercompany payable/(receivable)	5,014	(5,014)	—

Total liabilities	4,937	88,458	—	93,395

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share Common stock	53	3,779	(3,779)	53
Additional paid-in capital	22,354	14,351	(14,352)	22,353
Accumulated other comprehensive loss	—	(943)	—	(943)
Retained earnings	(1,045)	16,853	(4,280)	11,528

Total shareholders’ equity	21,362	34,040	(22,411)	32,991

Total liabilities and shareholders’ equity	$26,299	$122,498	$(22,411)	$126,386

Condensed Consolidating Income Statements:

	Year Ended December 31, 2003
	Corporate	Subsidiaries	Eliminations	Consolidated
Revenues:
Logistic Services	$—	$206,118	$—	$206,118
Product Sales	—	70,308	—	70,308
Management Fees	420	—	(420)	—

	420	276,426	(420)	276,426

Costs and Expenses:
Logistic Expense	—	182,602	—	182,602
Cost of Product Sales	—	58,108	—	58,108
Depreciation and Amortization	20	6,942	—	6,962
Selling, General and Administrative	1,177	17,742	(420)	18,499

	1,197	265,394	(420)	266,171

Earnings from Operations	(777)	11,032	—	10,255
Other Income (Expense):
Interest Income (Expense)	254	(3,136)	—	(2,882)
Other Income (Expense), net	—	(90)	—	(90)

Earnings before Income Taxes	(523)	7,806	—	7,283
Provision for Income Taxes	(227)	3,358	—	3,131

Net Earnings	$(296)	$4,448	$—	$4,152

	Year Ended December 31, 2002
	Corporate	Subsidiaries	Eliminations	Consolidated
Revenues:
Logistic Services	$—	$195,774	$—	$195,774
Product Sales	—	71,464	—	71,464
Management Fees	420	—	(420)	—

	420	267,238	(420)	267,238

Costs and Expenses:
Logistic Expense	—	173,569	—	173,569
Cost of Product Sales	—	57,883	—	57,883
Depreciation and Amortization	18	7,490	—	7,508
Selling, General and Administrative	1,169	17,640	(420)	18,389

	1,187	256,582	(420)	257,349

Earnings from Operations	(767)	10,656	—	9,889
Other Income (Expense):
Interest Income (Expense)	183	(4,159)	—	(3,976)
Other Income (Expense), net	—	(43)	—	(43)

Earnings before Income Taxes and Minority Interest	(584)	6,454	—	5,870
Provision for Income Taxes	(229)	2,734	—	2,505

Earnings before Minority Interest	(355)	3,720	—	3,365
Minority Interest	—	(304)	—	(304)

Net Earnings	$(355)	$3,416	$—	$3,061

Condensed Consolidating Statements Of Cash Flows:

	Year Ended December 31, 2003
	Corporate	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED (USED BY) OPERATING ACTIVITIES:	$(1,945)	$14,519	$—	$12,574

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2)	(3,538)	—	(3,540)
Businesses acquired, net of cash received	—	(185)	—	(185)
Proceeds from sale of fixed assets	—	525	—	525

Net cash used in investing activities	(2)	(3,198)	—	(3,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	16	—	—	16
Borrowings on line of credit, net	—	(1,810)	—	(1,810)
Proceeds from issuance of long-term debt	—	6,155	—	6,155
Payment of long-term debt	—	(16,145)	—	(16,145)
Intercompany loans	(1,500)	1,500	—	—
Intercompany dividends	1,281	(1,281)	—	—
Other	—	152	—	152

Net cash used in financing activities	(203)	(11,429)	—	(11,632)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,150)	(108)	—	(2,258)
BEGINNING CASH AND CASH EQUIVALENTS	2,995	1,488	—	4,483

ENDING CASH AND CASH EQUIVALENTS	$845	$1,380	$—	$2,225

Supplemental Disclosures of Cash Flow Information
Interest paid	$—	$3,033	$—	$3,033

Amounts paid for income taxes	$1,458	$964	$—	$2,422

Non-Cash transactions: Payment in Kind Interest	$—	$95	$—	$95

	Year Ended December 31, 2002
	Corporate	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(737)	$13,028	$—	$12,291

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	(5,070)	—	(5,070)
Businesses acquired, net of cash received	—	6	—	6
Proceeds from sale of fixed assets	—	78	—	78

Net cash used in investing activities	—	(4,986)	—	(4,986)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock
Borrowings on line of credit, net	—	2,632	—	2,632
Proceeds from issuance of long-term debt	—	2,800	—	2,800
Payment of long-term debt	—	(20,593)	—	(20,593)
Proceeds from sale leaseback transaction	—	9,800	—	9,800
Intercompany dividends	1,554	(1,554)	—	—
Other	16	(16)	—	—

Net cash provided by (used in) financing activities	1,570	(6,931)	—	(5,361)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	833	1,111	—	1,944
BEGINNING CASH AND CASH EQUIVALENTS	2,162	377	—	2,539

ENDING CASH AND CASH EQUIVALENTS	$2,995	$1,488	$—	$4,483

Supplemental Disclosures of Cash Flow Information
Interest paid	$—	$4,095	$—	$4,095

Amounts paid for income taxes	$353	$1,283	$—	$1,636

Non-Cash transactions: Payment in Kind Interest	$—	$90	$—	$90

Corporate Information

DIRECTORS
John A. Becker Retired Vice Chairman & COO Firstar Corporation	William H. Lacy Retired Chairman & CEO MGIC Investment Corporation
Nicholas F. Brady Chairman Choptank Partners, Inc.	David J. Lubar President Lubar & Co.
William T. Donovan President & CEO C2, Inc.	Sheldon B. Lubar Chairman C2, Inc.
Cyriel Godderie Chairman and CEO CS Integrated LLC
OFFICERS
Sheldon B. Lubar Chairman William T. Donovan President and CEO John Buono Chief Financial Officer Øyvind Solvang Vice President, Business Development David E. Beckwith Secretary	Gary R. Sarner Chairman & CEO Total Logistic Control, LLC Robert J. Koerner President & COO Total Logistic Control, LLC Jack Van Der Ploeg President & CEO Zero Zone, Inc.

TRANSFER AGENT AND REGISTRAR	CORPORATE HEADQUARTERS
American Stock Transfer & Trust Company 59 Maiden Lane New York, NY 10038	700 N. Water, Suite 1200 Milwaukee, WI 53202 Telephone: (414) 291-9000 Facsimile: (414) 291-9061

WEB SITE (www.C2-inc.com)

The C2, Inc. web site contains detailed company information, news releases, and, free of charge, print-formatted SEC-filing financials. To receive e-mails with C2 news releases, sign up via the Inquiry Section of the website.

EXCHANGE LISTING

C2, Inc. common stock trades on the Nasdaq Stock Market® under the symbol: CTOO

ANNUAL MEETING

C2, Inc. Annual Meeting of Shareholders will be held at 9:00 a.m. on April 20, 2004 at the Galleria Conference Room, US Bank Center, 777 East Wisconsin Avenue, Milwaukee, Wisconsin.

INDEX TO EXHIBITS

Exhibit No.	Brief Description of Exhibit
2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 14, 1998, by and among Christiana Acquisition Co., Weatherford International, Inc., Christiana Companies, Inc. and C2, Inc. [Incorporated by referenced to Exhibit 2.1 to C2, Inc.’s Form S-1 Registration Statement (Reg. No. 333-460270)].

2.2	Purchase Agreement, dated as of December 12, 1997, as amended by amendment No. 1 dated May 26, 1998 and Amendment No. 2 dated October 13, 1998, by and among Weatherford International, Inc., Total Logistic Control, LLC, Christiana Companies, Inc. and C2, Inc. [Incorporated by referenced to Exhibit 2.2 C2, Inc.’s Form S-1 Registration Statement (Reg. No. 333-46027)].

2.3	Recapitalization Agreement by and among C2, Inc., Zero Zone, Inc. and the shareholders of Zero Zone, Inc. [Incorporated by referenced to Exhibit 2.1 to C2, Inc.’s Current Report on Form 8-K dated March 12, 1999 and filed on March 29, 1999].

3.1	C2, Inc.’s Amended and Restated Articles of Incorporation. [Incorporated by reference to Exhibit 3.1 to C2, Inc.’s Form S-1 Registration Statement (Reg. No. 333-46027)].

3.2	C2, Inc.’s Amended and Restated Bylaws. [Incorporated by reference to Exhibit 3.2 to C2, Inc.’s Form S-1 Registration Statement (Reg. No. 333-46027)].

10.1	Form of Credit Agreement, by and among Total Logistic Control, LLC, Firstar Bank, N.A., individually and as agent, and the lenders that are a party thereto. [Incorporated by reference to Exhibit 10.1 to C2, Inc.’s Form S-1 Registration Statement (Reg. No. 333-46027)].

10.2	Form of First Amended and Restated Operating Agreement, by and between C2, Inc. and Christiana Companies, Inc. [Incorporated by reference to Exhibit 10.2 to C2, Inc.’s Form S-1 Registration Statement (Reg. No. 333-46027)]

10.3	C2, Inc. 1998 Equity Incentive Plan [Incorporated by reference to Exhibit 10.2 to C2, Inc.’s Form S-1 Registration Statement (Reg. No. 333-46027)].

10.4	Asset Purchase Agreement dated September 5, 2000 between Total Logistic Control, LLC and the ProSource Group, Inc. [Incorporated by reference to C2, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000.]

10.5	Amendment of Asset Purchase Agreement dated September 5, 2000 between Total Logistic Control, LLC and the ProSource Group, Inc. [Incorporated by reference to C2, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000.]

10.6	Asset Purchase Agreement, dated February 5, 2002, between Zero Zone, Inc. and Systematic Refrigeration, Inc. [Incorporated by reference to c2, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003]

10.7	Exchange Agreement between Zero Zone, Inc. and certain shareholders of Zero Zone, Inc. dated December 31, 2002. [Incorporated by reference to c2, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003]

21	Company’s Subsidiaries.

Exhibit No.	Brief Description of Exhibit
23.1	Independent Auditors Consent.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99	The Proxy Statement for the 2004 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the company’s year. [Except to the extent specifically incorporated by reference, the Proxy Statement for the 2004 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K].