Form 10-Q
period 2004-03-31
TOTAL LOGISTICS INC
filed 2004-05-10
CIK 1052102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number 001-14171

Total Logistics, Inc.

(Exact name of registrant as specified in its charter.)

Wisconsin	39-1915787
(State of Incorporation)	(IRS Employer Identification No.)

700 N. Water Street, Suite 1200, Milwaukee, Wisconsin	53202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (414) 291-9000

C2, Inc.

(Former name of registrant)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $.01 par value	5,375,864
(Class)	(Outstanding at May 10, 2004)

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOTAL LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands except share and per share data)

	March 31, 2004	December 31, 2003
ASSETS:
Current Assets:
Cash and cash equivalents	$4,745	$2,225
Accounts receivable, net	27,587	28,659
Inventories	10,367	9,355
Prepaids and other	3,980	3,203

Total Current Assets	46,679	43,442

Long-Term Assets:
Fixed assets, net	61,531	62,058
Goodwill	16,202	16,202
Other assets	2,537	2,631

Total Long-Term Assets	80,270	80,891

	$126,949	$124,333

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Current maturities of long-term debt	$2,351	$2,792
Line of credit	4,798	2,661
Accounts payable	13,563	15,436
Accrued liabilities	20,100	19,658

Total Current Liabilities	40,812	40,547

Long-Term Liabilities:
Long-term debt, less current maturities	43,833	42,932
Other liabilities	3,402	3,376

Total Long-Term Liabilities	47,235	46,308

Total Liabilities	88,047	86,855

Shareholders’ Equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $.01 per share; 50,000,000 shares authorized, 5,375,864 and 5,275,864 issued in 2004 and 2003, respectively	54	53
Additional paid-in capital	22,931	22,483
Deferred compensation	(94)	(98)
Accumulated other comprehensive loss	(757)	(640)
Retained earnings	16,768	15,680

Total Shareholders’ Equity	38,902	37,478

	$126,949	$124,333

See notes to consolidated condensed financial statements.

TOTAL LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except share and per share data)

	Three Months Ended March 31,
	2004	2003
Revenues:
Logistics services	$54,215	$48,475
Product sales	19,484	16,664

	73,699	65,139

Costs and Expenses:
Logistics expenses	48,995	43,159
Cost of product sales	15,658	13,904
Depreciation and amortization	1,789	1,914
Selling, general and administrative expenses	4,759	4,386

	71,201	63,363

Earnings from Operations	2,498	1,776

Other Income (Expense):
Interest expense, net	(645)	(756)
Other expense	(39)	—

	(684)	(756)

Earnings before income taxes	1,814	1,020

Income tax provision	726	454

Net earnings	$1,088	$566

Basic net earnings per share	$0.21	$0.11

Diluted net earnings per share	$0.20	$0.10

Average number of shares outstanding	5,287,537	5,271,864

Diluted number of shares outstanding	5,575,151	5,541,817

See notes to consolidated condensed financial statements.

TOTAL LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2004

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Current Year Comprehensive Income (Loss)
Balance, December 31, 2003	$53	$22,483	$(98)	$(640)	$15,680

Stock Option Exercises	1	448	—	—	—
Vesting of Restricted Stock	—	—	4	—	—
Change in Fair Value of Interest Rate Swaps, Net of Tax Benefit of $79	—	—	—	(117)	—	$(117)
Net Earnings	—	—	—	—	1,088	1,088

Total Comprehensive Income	—	—	—	—	—	$971

Balance, March 31, 2004	$54	$22,931	$(94)	$(757)	$16,768

See notes to consolidated condensed financial statements.

TOTAL LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,088	$566
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,789	1,914
Gain on sale of fixed assets	(33)	(48)
Loss in equity investment	39	—
Payment-in-kind interest	24	23
Changes in operating assets and liabilities:
Accounts receivable	1,072	(990)
Inventories	(1,012)	(845)
Other assets	(701)	(312)
Accounts payable, accrued liabilities and other liabilities	(1,516)	(119)

Net cash provided by operating activities	750	189

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,257)	(889)
Proceeds from sales of fixed assets	5	5

Net cash used in investing activities	(1,252)	(884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit lines, net	2,137	721
Net proceeds from (repayments of) long-term debt	436	(423)
Proceeds from the exercise of stock options	449	—

Net cash provided by financing activities	3,022	298

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,520	(397)

BEGINNING CASH AND CASH EQUIVALENTS	2,225	4,483

ENDING CASH AND CASH EQUIVALENTS	$4,745	$4,086

Supplemental disclosures of cash flow information:
Interest paid	$688	$837

Income taxes paid	$1,397	$391

See notes to consolidated condensed financial statements.

TOTAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. These condensed statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three months ended March 31, 2004, are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

On April 20, 2004, the Company’s shareholders voted to change the name of the Company from C2, Inc. to Total Logistics, Inc. (“TLI” or the “Company”).

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Inventories: Inventories are carried at the lower of FIFO (first-in, first-out) cost or market value. In the Logistics Services segment, inventories consist primarily of repair parts. In the Product Sales segment, inventories include materials, food products and labor and manufacturing overhead. As of March 31, 2004 and December 31, 2003, inventories are comprised of the following:

	March 31, 2004	December 31, 2003
Repair parts	$132	$137
Commodities and other	1,441	1,755
Raw materials and work in process	6,400	6,260
Finished goods	2,394	1,203

	$10,367	$9,355

Goodwill: Prior to 2002, goodwill was amortized on a straight-line basis over 40 years. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill to be tested for impairment annually, or more frequently under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. There were no changes to the carrying amount of goodwill for the quarter ended March 31, 2004. Balances by segment are as follows:

	Logistic Services	Product Sales	Total
Balance as of December 31, 2003 and March 31, 2004	$4,882	$11,320	$16,202

NOTE 3 — EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
Basic Net Earnings per Share:
Net earnings available to common shareholders	$1,088	$566
Average shares of common stock outstanding	5,287,537	5,271,864

Basic net earnings per share	$.21	$.11

Diluted Net Earnings per Share:
Average shares of common stock outstanding	5,287,537	5,271,864
Incremental common shares applicable to common stock options	282,602	269,953
Restricted stock	5,012	—

Average common shares assuming full dilution	5,575,151	5,541,817

Diluted net earnings per share	$.20	$.10

NOTE 4 — SEGMENT INFORMATION

TLI is divided into two discrete segments – Logistic Services and Product Sales. Logistic Services include providing warehousing, transportation operations and management services, supply chain management, dedicated third-party facility and operations management, fulfillment services, packaging and food processing. The Product Sales operating segment includes the manufacture and sale of glass-door refrigerated and frozen display cases, refrigeration control systems and purchase for resale of certain food products. Products within this segment are sold primarily to grocery, general merchandise, convenience and drug store chains and industrial applications throughout the United States and to municipal school districts in the midwest. These operating segments are determined based upon the primary services and product lines provided to customers.

Financial information by business segment is as follows:

	Three Months Ended March 31,
	2004	2003
Revenues:
Logistic Services	$54,215	$48,475
Product Sales	19,484	16,664

	$73,699	$65,139

Earnings From Operations:
Logistic Services	$1,641	$1,851
Product Sales	1,130	188
Corporate	(273)	(263)

	$2,498	$1,776

NOTE 5 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company has derivative financial instruments, however, it does not use them for trading purposes. As of March 31, 2004 and December 31, 2003, interest rate swaps are the only derivative financial instruments held by the Company. The interest rate swaps, designated as cash flow hedging relationships, were entered into in 2001 and 2002 as an effort to mitigate the risk of rising interest rates in future periods by converting certain floating rate debt instruments into fixed rate debt. The effective portion of the gains and losses on these instruments are deferred in other comprehensive income and recognized in interest expense over the period in which the Company accrues interest expense on the related debt instruments. The ineffective portion of hedging derivatives has been insignificant. The fair value of interest rate swaps was a loss of $757 (net of tax of $505) and a loss of $640 (net of tax of $490) at March 31, 2004 and December 31, 2003, respectively, and was based on dealer quotes.

NOTE 6 – STOCK-BASED EMPLOYEE COMPENSATION PLANS

At March 31, 2004, the Company had one stock-based employee compensation plan, which is described more fully in Note E to the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company accounts for this stock-based plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost was reflected in previously reported results for any period as all options granted under this plan had an exercise price equal to the market value of the underlying Common Stock on the measurement date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” to stock-based employee compensation.

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$1,088	$566
Deferred compensation expense	4	—
Employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14)	(28)

Pro forma net income	$1,078	$538

Basic earnings per share:
As reported	$.21	$.11

Pro forma	$.20	$.10

Diluted earnings per share:
As reported	$.20	$.10

Pro forma	$.19	$.10

NOTE 7 – GUARANTEE ARRANGEMENT

Integrated Transportation Logistics, L.L.C. (“ITLX”), a company 45% owned by a subsidiary of the Company, Total Logistic Control (“TLC”), has entered into a promissory note (the “Note”) with a lender which allows ITLX to borrow up to $500 at the lender’s prime rate until the Note matures on June 30, 2004. Under a Limited Guaranty arrangement between the lender and TLC, TLC has unconditionally guaranteed 45% of the indebtedness for outstanding amounts at maturity under the Note (resulting in a maximum exposure to TLC of $225). As of March 31, 2004, amounts guaranteed by TLC were $4.

NOTE 8 – Condensed Consolidating Financial Information

Under the subsidiary debt arrangements, other than for tax liabilities and management fees, substantially all of the subsidiary assets are restricted from transfer to the parent company, TLI. Below are the condensed balance sheets as of March 31, 2004 and December 31, 2003 and the income statements and statements of cash flows for the quarters ended March 31, 2004 and 2003 of TLI and its subsidiaries.

Condensed Consolidating Balance Sheets:

	As of March 31, 2004
	TLI	Subsidiaries	Eliminations	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$689	$4,056	$—	$4,745
Accounts receivable, net	4	27,583	—	27,587
Inventories	—	10,367	—	10,367
Prepaids and other	54	3,926	—	3,980

Total Current Assets	747	45,932	—	46,679

Long-Term Assets:
Fixed assets, net	25	61,506	—	61,531
Goodwill	—	16,202	—	16,202
Investment in subsidiaries	21,310	—	(21,310)	—
Other assets	504	2,033	—	2,537

Total Long-Term Assets	21,839	79,741	(21,310)	80,270

	$22,586	$125,673	$(21,310)	$126,949

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Current maturities of long-term debt	$—	$2,351	$—	$2,351
Line of credit	—	4,798	—	4,798
Accounts payable	—	13,563	—	13,563
Accrued liabilities	(2,158)	22,258	—	20,100

Total Current Liabilities	(2,158)	42,970	—	40,812

Long-Term Liabilities:
Long-term debt, less current maturities	—	43,833	—	43,833
Other liabilities	—	3,402	—	3,402

Total Long-Term Liabilities	—	47,235	—	47,235

Net inter-company payable/(receivable)	2,254	(2,254)	—	—

Total Liabilities	96	87,951	—	88,047

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—	—	—
Common stock	54	3,779	(3,779)	54
Additional paid-in capital	22,931	14,351	(14,351)	22,931
Deferred compensation	(94)	—	—	(94)
Accumulated other comprehensive loss	—	(757)	—	(757)
Retained earnings	(401)	20,349	(3,180)	16,768

Total Shareholders’ Equity	22,490	37,722	(21,310)	38,902

	$22,586	$125,673	$(21,310)	$126,949

	As of December 31, 2003
	TLI	Subsidiaries	Eliminations	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$845	$1,380	$—	$2,225
Accounts receivable, net	8	28,651	—	28,659
Inventories	—	9,355	—	9,355
Prepaids and other	1,402	1,801	—	3,203

Total Current Assets	2,255	41,187	—	43,442

Long-Term Assets:
Fixed assets, net	27	62,031	—	62,058
Goodwill	—	16,202	—	16,202
Investment in subsidiaries	21,130	—	(21,130)	—
Other assets	—	2,631	—	2,631

Total Long-Term assets	21,157	80,864	(21,130)	80,891

	$23,412	$122,051	$(21,130)	$124,333

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Current maturities of long-term debt	$—	$2,792	$—	$2,792
Line of credit	—	2,661	—	2,661
Accounts payable	6	15,430	—	15,436
Accrued liabilities	(1,111)	20,769	—	19,658

Total Current Liabilities	(1,105)	41,652	—	40,547

Long-Term Liabilities:
Long-term debt, less current maturities	—	42,932	—	42,932
Other liabilities	—	3,376	—	3,376

Total Long-Term liabilities	—	46,308	—	46,308

Net inter-company payable/(receivable)	3,419	(3,419)	—	—

Total Liabilities	2,314	84,541	—	86,855

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—	—	—
Common stock	53	3,779	(3,779)	53
Additional paid-in capital	22,484	14,351	(14,352)	22,483
Deferred compensation	(98)	—	—	(98)
Accumulated other comprehensive loss	—	(640)	—	(640)
Retained earnings	(1,341)	20,020	(2,999)	15,680

Total Shareholders’ Equity	21,098	37,510	(21,130)	37,478

	$23,412	$122,051	$(21,130)	$124,333

Condensed Consolidating Income Statements:

	Quarter Ended March 31, 2004
	TLI	Subsidiaries	Eliminations	Consolidated
Revenues:
Logistic services	$—	$54,215	$—	$54,215
Product sales	—	19,484	—	19,484
Management fees	105	—	(105)	—

	105	73,699	(105)	73,699

Costs and Expenses:
Logistic expense	—	48,995	—	48,995
Cost of product sales	—	15,658	—	15,658
Depreciation and amortization	3	1,786	—	1,789
Selling, general and administrative expenses	270	4,489	—	4,759

	273	70,928	—	71,201

Earnings from Operations	(168)	2,771	(105)	2,498

Other Income (Expense):
Interest income (expense)	74	(719)	—	(645)
Other income (expense), net	—	(144)	105	(39)

Earnings before income taxes	(94)	1,908	—	1,814
Income tax provision	(38)	764	—	726

Net earnings	$(56)	$1,144	$—	$1,088

	Quarter Ended March 31, 2003
	TLI	Subsidiaries	Eliminations	Consolidated
Revenues:
Logistic services	$—	$48,475	$—	$48,475
Product sales	—	16,664	—	16,664
Management fees	105	—	(105)	—

	105	65,139	(105)	65,139

Costs and Expenses:
Logistic expense	—	43,159	—	43,159
Cost of product sales	—	13,904	—	13,904
Depreciation and amortization	5	1,909	—	1,914
Selling, general and administrative expenses	258	4,128	—	4,386

	263	63,100	—	63,363

Earnings from Operations	(158)	2,039	(105)	1,776

Other Income (Expense):
Interest income (expense)	46	(802)	—	(756)
Other income (expense), net	—	(105)	105	—

Earnings before income taxes	(112)	1,132	—	1,020
Income tax provision	(42)	496	—	454

Net earnings	$(70)	$636	$—	$566

Condensed Consolidating Statements Of Cash Flows:

	Quarter Ended March 31, 2004
	TLI	Subsidiaries	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(1,601)	$2,351	$—	$750

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	(1,257)	—	(1,257)
Proceeds from sale of fixed assets	—	5	—	5

Net cash used in investing activities	—	(1,252)	—	(1,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit lines, net	—	2,137	—	2,137
Net proceeds from long-term debt	—	436	—	436
Proceeds from the exercise of stock options	449	—	—	449
Inter-company dividends	996	(996)	—	—

Net cash provided by financing activities	1,445	1,577	—	3,022

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(156)	2,676	—	2,520

BEGINNING CASH AND CASH EQUIVALENTS	845	1,380	—	2,225

ENDING CASH AND CASH EQUIVALENTS	$689	$4,056	$—	$4,745

Supplemental Disclosures of cash flow information
Interest paid	$—	$688	$—	$688

Amounts paid for income taxes	$1,340	$57	$—	$1,397

Non-Cash transactions: payment-in-kind interest	$—	$24	$—	$24

	Quarter Ended March 31, 2003
	TLI	Subsidiaries	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(613)	$802	$—	$189

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	(889)	—	(889)
Proceeds from sale of fixed assets	—	5	—	5

Net cash used in investing activities	—	(884)	—	(884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit lines, net	—	721	—	721
Net repayments of long-term debt	—	(423)	—	(423)
Inter-company dividends	273	(273)	—	—

Net cash provided by financing activities	273	25	—	298

NET DECREASE IN CASH AND CASH EQUIVALENTS	(340)	(57)	—	(397)

BEGINNING CASH AND CASH EQUIVALENTS	2,995	1,488	—	4,483

ENDING CASH AND CASH EQUIVALENTS	$2,655	$1,431	$—	$4,086

Supplemental Disclosures of cash flow information			—
Interest paid	$—	$837	$—	$837

Amounts paid for income taxes	$122	$269	$—	$391

Non-Cash transactions: payment-in-kind interest	$—	$23	$—	$23

NOTE 9 — SUBSEQUENT EVENTS

On April 26, 2004, the Company, through its subsidiary TLC, completed the acquisition of the Athens Re-packaging business and related assets from Keebler Company, a subsidiary of Kellogg Company. The 225,000 square foot facility located in Statham, Georgia is a full service operation providing packaging design, packaging operations, logistics and warehousing services as well as technical and engineering support. The acquisition is expected to entail purchase consideration and an investment in working capital of approximately $1,200. The acquisition will be accounted for as a purchase transaction. All assets were purchased at their fair market value on the date of the acquisition and the transaction resulted in no goodwill. The results of these operations will be included in the Company’s consolidated financial statements from the date of acquisition and are not material to the Company on a pro forma basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our strategy to build equity value is primarily focused on the development of two business segments, Logistic Services and Product Sales. We have historically demonstrated high growth, in revenues and earnings. Our objective is to build long-term sustainable business value by expanding our businesses, growing earnings and strengthening our capital structure.

Our businesses continued to meet important objectives and gain strength in the first quarter of 2004. Logistic Services revenues increased 11.8 percent over the comparable 2003 quarter as we continued to execute our business plan, meeting planned performance goals and continuing to increase our profile as a leading provider of integrated logistic services. In the Product Sales segment, revenues increased by 16.9 percent over the comparable 2003 quarter attributable to a continued recovery in refrigerated casement and refrigerated systems sales in the current quarter.

A number of factors contribute to our ability to perform successfully. Success in Logistic Services depends largely on our ability to design and execute complex logistics programs, the number of facilities in which we operate, our level of capacity utilization, the number of projects we add, the efficiency of our transportation operations and our ability to leverage our existing knowledge of the logistics business. In the first quarter of 2004 we began one new refrigerated warehousing and distribution project. We recently completed the previously announced Keebler packaging acquisition on April 26, 2004 and are on target to begin two previously announced projects, a dedicated dry and refrigerated distribution center project and a dedicated refrigerated distribution center project in August and September 2004, respectively. In Product Sales, we rely on orders based on past and new customer relationships, a healthy backlog of orders, timely deliveries and our ability to control costs while providing quality products and a high level of service at a competitive price. In the first quarter, we have achieved these goals, although the new product sales market remains difficult due to consolidation and contraction in the grocery and drug store businesses.

The interest rate environment and our ability to effectively apply cash flow from operations to outstanding debt also continue to weigh favorably on our performance. Since 1999, our financial condition has strengthened each year, driven by the strong cash generating capability of our operating segments. At March 31, 2004, our ratio of debt to equity was 1.31x, a significant improvement over March 31, 2003’s ratio of 1.80x and considerably less than our high of 2.93x at March 31, 1999. In addition, our debt to total capitalization at March 31, 2004 was 56.7 percent, down from 64.3 percent at the end of 2003 and the high point of 74.5 percent at the end of March 1999. In the first quarter, which has historically been our weakest quarter for cash generation, we generated $0.7 million in operating cash flow, increased cash by $2.5 million, increased our debt by $2.6 million, and made $1.3 million of capital expenditures to support business growth initiatives as compared with the prior year when we generated $0.2 million in operating cash flow, increased our debt by $0.3 million and made $0.9 million of capital expenditures.

Quarter ended March 31, 2004 compared to the quarter ended March 31, 2003

Revenues

($000)

Revenues	2004	2003	Dollar Change	Pct. Change
Logistic Services	$54,215	$48,475	$5,740	11.8%
Product Sales	19,484	16,664	2,820	16.9%

Total Revenue	$73,699	$65,139	$8,560	13.1%

Consolidated revenues increased 13.1 percent to $73.7 million in the first quarter of 2004 compared with the first quarter of 2003. Consolidated revenue in the first quarter of 2004 included Logistic Services revenues of $54.2 million, reflecting year-to-year growth of 11.8 percent and Product Sales revenue of $19.5 million, which increased 16.9 percent from the prior year.

The increase in revenues from Logistic Services of approximately $5.7 million in the first quarter of 2004 was attributable to new and full year effects of dedicated facility projects (approximately $5.6 million), volume growth in transportation operations (approximately $1.1 million) and refrigerated and dry warehousing (approximately $0.3 million), partially offset by lower revenue in logistic management services (approximately $1.3 million).

Increased Product Sales revenues in the first quarter of 2004 of approximately $2.8 million were primarily attributable to increased sales of refrigerated casements and refrigeration system sales (approximately $3.4 million), partially offset by lower sales of food products due to the loss of certain Michigan school districts school lunch programs compared to the first quarter of 2003 (approximately $0.6 million).

Earnings From Operations

($000)

Earnings From Operations	2004	2003	Dollar Change	Pct. Change	Pct. of Revenues 2004	Pct. of Revenues 2003
Logistic Services	$1,641	$1,851	$(210)	(11.3)%	3.0%	3.8%
Product Sales	1,130	188	942	501.1%	5.8%	1.1%
Corporate	(273)	(263)	(10)	3.8%	—	—

Total Earnings From Operations	$2,498	$1,776	$722	40.7%	3.4%	2.7%

Earnings from operations attributable to Logistic Services in the first quarter of 2004 were $1.6 million or 3.0 percent of revenues, a decrease of $0.2 million from $1.8 million and 3.8 percent of revenues in the corresponding 2003 period. Decreased earnings from operations were primarily from reduced gross profit in transportation (approximately $0.9 million), partially offset by increased gross profit in facility management projects (approximately $0.6 million) and warehousing (approximately $0.1). Gross profit in transportation was negatively impacted by underutilization of equipment and driver and fuel cost increases. Gross profit increases in facility management projects resulted from two projects that were commenced since the prior year’s comparable quarter and increased gross profits resulting from a compensatory payment related to a restructured contract, partially offset by decreased service fees from that same contract. Warehousing gross profit increased due to increased refrigerated facility usage, partially offset by decreased dry warehouse facility gross profit. Selling, general and administrative expenses in the Logistic Services segment were unchanged from year- to-year.

Earnings from operations attributable to Product Sales in the first quarter of 2004 were $1.1 million and 5.8 percent of revenues, an increase of approximately $0.9 million from last year’s corresponding quarter of $0.2 million and 1.1 percent of revenues. Increased earnings from operations in the Product Sales segment were primarily from increased gross profit in refrigerated casement and system sales (approximately $1.1 million) partially offset by decreased gross profit in food services (approximately $0.1 million) and increased selling general and administrative expenses (approximately $0.1 million). Increased earnings from operations from casement and refrigeration systems were primarily due to increased volume and a decrease in field work associated with casement sales. Decreased gross margin in food services is primarily due to lower volume levels in certain school districts. Selling general and administrative expenses increased as a result of increased volume in the Product Sales segment.

Interest Expense

Consolidated net interest expense in the first quarter of 2004 was approximately $0.6 million compared to approximately $0.8 million reported for the corresponding 2003 period. The decrease in interest expense in 2004 was primarily attributable to a lower average debt balance in the quarter ended March 31, 2004 as compared to the corresponding quarter of 2003.

Income Taxes

The effective tax rate was 40 percent and 43 percent in first quarters of 2004 and 2003, respectively. Due to certain structural changes we anticipate a 40 percent tax rate for the remainder of 2004.

Net Earnings

For the reasons discussed above, in 2004 consolidated net earnings totaled approximately $1.1 million or $.20 per diluted share, representing an increase of 92.2 percent compared to net earnings in the corresponding 2003 period of $0.6 million or $.10 per diluted share.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2004 totaled approximately $4.7 million compared to approximately $2.2 million at December 31, 2003. The Company’s working capital at March 31, 2004 was approximately $5.9 million compared to approximately $2.9 million at December 31, 2003. Working capital increased during the quarter ended March 31, 2004 primarily due to an increase in cash (approximately $2.5 million), a decrease in accounts payable and accrued liabilities (approximately $1.5 million), an increase in inventories (approximately $1.0 million) and an increase in prepaid and other assets (approximately $0.7 million), partially offset by an increase in short term debt (approximately $1.7 million) and a decrease in accounts receivable (approximately $1.0 million). Changes to working capital accounts resulted from ordinary business fluctuations.

Operating activities in the first quarter of 2004 provided cash of approximately $0.7 million compared to approximately $0.2 million provided in 2003. In 2004, cash provided by operating activities was derived primarily from net earnings of approximately $1.1 million, depreciation and amortization expense of approximately $1.8 million, partially offset by an increase in working capital accounts discussed above (excluding cash and short term debt) of approximately $2.2 million.

Net cash used in investing activities in the first quarter of 2004 totaled approximately $1.3 million, which compares to a use of cash in the corresponding 2003 period in investing activities of approximately $0.9 million. Investing activities in the first quarter of 2004 consisted of capital expenditures to support business growth initiatives.

Cash flows provided by financing activities totaled approximately $3.0 million in the first quarter of 2004 compared to $0.3 million provided in the corresponding 2003 period. The major components of cash flows provided by financing activities in the first quarter of 2004 were borrowings under the Company’s credit facilities (net of mandatory repayments) of approximately $2.6 million, and cash proceeds from the exercise of employee stock options of approximately $0.4 million.

Our current sources of capital include: cash generated from operations, existing cash resources, which at March 31, 2004 totaled $4.7 million and unused availability under our existing credit facilities totaling approximately $31.6 million. Other than additional net borrowings of approximately $2.6 million there have been no material changes to our credit facilities described in our Annual Report on Form 10-K. We believe these resources are sufficient to fund projected cash requirements related to current operations and we expect capital expenditures in 2004 to approximate $5.0 million.

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

On April 26, 2004 we acquired the Athens, Georgia re-packaging business and assets from a subsidiary of Kellogg Company. We expect our investment in the business together with the need to fund a one month lag between our funding and the receipt of reimbursements for payroll and payments of the monthly lease associated with this business to be approximately $1.2 million.

Critical Accounting Policies

The Company’s application of critical accounting policies disclosures in its Annual Report on Form 10-K for the year ended December 31, 2003 have not materially changed since that report was filed.

New Accounting Standards

The Company’s disclosure on new accounting standards in its Annual Report on Form 10-K has not materially changed since that report was filed.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Except as described above and in the footnotes to the financial statements, the Company’s contractual obligations, commercial commitments and off-balance sheet arrangements disclosures in its Annual Report on Form 10-K for the year ended December 31, 2003 have not materially changed since that report was filed.

Forward Looking Information

Certain matters discussed in this Report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as we ‘believe,” “expect” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements, including, among other, discussions of growth in the market and demand for services in third-party logistics, the outlook for growth in the market for new construction or refurbishment of grocery, drug and convenience stores, and thus demand for Product Sales. Such forward-looking statements are subject to certain risks and uncertainties, which could cause actual results or outcomes to differ materially from those currently anticipated. Although we believe our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could affect actual results or outcomes have not materially changed since our disclosure in our 2003 Annual Report on Form 10-K.

Shareholders, potential investors and other readers are urged to consider the cautionary factors contained in the Company’s 2003 Annual Report on Form 10-K in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has incurred no additional market risk beyond that disclosed in the Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2004. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2004 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Not applicable.

Item 2.	Not applicable.

Item 3.	Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company, a Wisconsin corporation held its Annual Meeting of Shareholders on April 20, 2004. A quorum was present at the Annual Meeting, with 5,204,434 shares out of a possible 5,275,864 (98.6%) shares entitled to cast votes represented in person or by proxy at the meeting. All of the nominees for directors received at least 5,173,109 votes or 99.4 percent of the shares voted in favor of their election to hold office until the 2005 Annual Meeting of the shareholders and until their successors are duly elected and qualified.

Under Proposal 2, the Company received 5,196,884 votes or 99.9 percent of the shares voted in favor of amending the Company’s Amended and Restated Articles of Incorporation to change the name of the Company to Total Logistics, Inc.

Item 5.	Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 3.3	Articles of Amendment Relating to Change of Corporate Name of C2, Inc.

Exhibit 10.8	Demand Line of Credit Note by and among Zero Zone, Inc. and Firstar Bank N.A.

Exhibit 31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(b). Reports on Form 8-K

Current Report on Form 8-K dated February 3, 2004, furnishing under Item 12 the Company’s press release announcing results of operations for the year ended December 31, 2003.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Total Logistics, Inc. (Registrant)

Date: May 10, 2004	/s/ William T. Donovan
William T. Donovan
President and Chief Executive Officer

Date: May 10, 2004	/s/ John Buono
John Buono
Chief Financial Officer

Date: May 10, 2004	/s/ Sheldon B. Lubar
Sheldon B. Lubar
Chairman