Form 10-Q
period 2004-06-30
TOTAL LOGISTICS INC
filed 2004-08-12
CIK 1052102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $.01 par value	5,379,864
(Class)	(Outstanding at August 12, 2004)

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOTAL LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands except share and per share data)

	June 30, 2004	December 31, 2003
ASSETS:
Current Assets:
Cash and cash equivalents	$3,546	$2,225
Accounts receivable, net	38,606	28,659
Inventories	9,936	9,355
Prepaids and other	3,297	3,203

Total Current Assets	55,385	43,442

Long-Term Assets:
Fixed assets, net	61,874	62,058
Goodwill	16,202	16,202
Other assets	3,160	2,631

Total Long-Term Assets	81,236	80,891

	$136,621	$124,333

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Current maturities of long-term debt	$2,291	$2,792
Line of credit	4,769	2,661
Accounts payable	17,070	15,436
Accrued liabilities	23,202	19,658

Total Current Liabilities	47,332	40,547

Long-Term Liabilities:
Long-term debt, less current maturities	44,734	42,932
Other liabilities	3,355	3,376

Total Long-Term Liabilities	48,089	46,308

Total Liabilities	95,421	86,855

Shareholders’ Equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $.01 per share; 50,000,000 shares authorized 5,379,864 and 5,275,864 issued in 2004 and 2003, respectively	54	53
Additional paid-in capital	23,101	22,483
Deferred compensation	(236)	(98)
Accumulated other comprehensive loss	(349)	(640)
Retained earnings	18,630	15,680

Total Shareholders’ Equity	41,200	37,478

	$136,621	$124,333

See notes to consolidated condensed financial statements.

TOTAL LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Logistic services	$67,406	$50,357	$121,620	$98,832
Product sales	19,501	15,989	38,985	32,653

	86,907	66,346	160,605	131,485

Costs and Expenses:
Logistic expenses	61,046	45,050	110,041	88,209
Cost of product sales	15,310	13,283	30,968	27,187
Depreciation and amortization	1,537	1,923	3,326	3,837
Selling, general and administrative expenses	5,222	4,430	9,981	8,816

	83,115	64,686	154,316	128,049

Earnings from Operations	3,792	1,660	6,289	3,436
Other Expenses:
Interest expense, net	(673)	(758)	(1,317)	(1,515)
Other expense	(16)	—	(55)	—

	(689)	(758)	(1,372)	(1,515)

Earnings before income taxes	3,103	902	4,917	1,921
Income tax provision	1,241	387	1,967	840

Net earnings	$1,862	$515	$2,950	$1,081

Basic net earnings per share	$0.35	$0.10	$0.55	$0.21

Diluted net earnings per share	$0.33	$0.09	$0.53	$0.20

Average number of shares outstanding	5,377,051	5,273,853	5,332,294	5,272,858

Diluted number of shares outstanding	5,613,428	5,506,697	5,592,160	5,527,254

See notes to consolidated condensed financial statements.

TOTAL LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2004

(Unaudited)

(In thousands, except share amounts)

	Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Current Year Comprehensive Income
Balance, December 31, 2003	$53	$22,483	$(98)	$(640)	$15,680
Exercise of Options to purchase 116,000 shares of Common Stock	1	464	—	—	—
Vesting of Restricted Stock	—	—	16	—	—
Issuance of 8,124 shares of restricted stock	—	154	(154)	—	—
Change in Fair Value of Interest Rate Swaps, net of tax expense of $194	—	—	—	291	—	$291
Net Earnings	—	—	—	—	2,950	2,950

Total Comprehensive Income	—	—	—	—	—	$3,241

Balance, June 30, 2004	$54	$23,101	$(236)	$(349)	$18,630

See notes to consolidated condensed financial statements.

TOTAL LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,950	$1,081
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization D depreciation and	3,326	3,837
Gain on sale of fixed assets	(73)	(19)
Loss in equity investment	55	—
Payment-in-kind interest	49	46
Changes in assets and liabilities:
Accounts receivable	(9,947)	(3,061)
Inventories	(581)	584
Other assets	(686)	(322)
Accounts payable, accrued liabilities and other liabilities	5,472	1,232

Net cash provided by operating activities	565	3,378
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,145)	(2,148)
Proceeds from sale of assets	27	522

Net cash used in investing activities	(3,118)	(1,626)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit lines, net	1,957	1,582
Proceeds from issuance of long-term debt	8,100	3,046
Payments on notes and loans payable	(6,648)	(6,847)
Proceeds from the exercise of stock options	465	16

Net cash provided by (used in) financing activities	3,874	(2,203)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,321	(451)
BEGINNING CASH AND CASH EQUIVALENTS	2,225	4,483

ENDING CASH AND CASH EQUIVALENTS	$3,546	$4,032

Supplemental disclosures of cash flow information:
Interest paid	$1,379	$1,623

Income taxes paid	$1,500	$593

See notes to consolidated condensed financial statements.

TOTAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Total Logistics, Inc. (“TLI” or the “Company”) in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. These condensed statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the six months ended June 30, 2004, are not necessarily indicative of results that may be expected for the year ending December 31, 2004. Certain reclassifications of prior year balances have been made to conform to the current year’s presentation. Reclassifications had no impact on earnings from operations, net earnings or earnings per share.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Inventories: Inventories are carried at the lower of FIFO (first-in, first-out) cost or market value. In the Logistics Services segment, inventories consist primarily of repair parts. In the Product Sales segment, inventories include materials, food products and labor and manufacturing overhead. As of June 30, 2004 and December 31, 2003, inventories are comprised of the following:

	June 30, 2004	December 31, 2003
Repair parts	$192	$137
Commodities and other	1,021	1,755
Raw materials and work in process	5,393	6,260
Finished goods	3,330	1,203

	$9,936	$9,355

Goodwill: Prior to 2002, goodwill was amortized on a straight-line basis over 40 years. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill to be tested for impairment annually, or more frequently under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. There were no changes to the carrying amount of goodwill for the six months ended June 30, 2004. Balances by segment are as follows:

	Logistic Services	Product Sales	Total
Balance as of December 31, 2003 and June 30, 2004	$4,882	$11,320	$16,202

NOTE 3 — EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share for the three months and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic Net Earnings per Share:
Net earnings available to common shareholders	$1,862	$515	$2,950	$1,081
Average shares of common stock outstanding	5,377,051	5,273,853	5,332,294	5,272,858

Basic net earnings per share	$.35	$.10	$.55	$.21

Diluted Net Earnings per Share:
Average shares of common stock outstanding	5,377,051	5,273,853	5,332,294	5,272,858
Incremental common shares applicable to common stock options	230,140	232,348	254,138	252,932
Restricted stock	6,237	496	5,728	1,464

Average common shares assuming full dilution	5,613,428	5,506,697	5,592,160	5,527,254

Diluted net earnings per share	$.33	$.09	$.53	$.20

NOTE 4 — SEGMENT INFORMATION

TLI is divided into two discrete segments – Logistic Services and Product Sales. Logistic Services include providing warehousing, transportation operations and management services, supply chain management, dedicated third-party facility and operations management, fulfillment services, packaging and food processing. The Product Sales operating segment includes the manufacture and sale of glass-door refrigerated and frozen display cases, refrigeration control systems and distribution of certain food products. Products within this segment are sold primarily to grocery, general merchandise, convenience and drug store chains and industrial applications throughout the United States and to municipal school districts in the Midwest. These operating segments are determined based upon the primary services and product lines provided to customers.

Financial information by business segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Logistic services	$67,406	$50,357	$121,620	$98,832
Product sales	19,501	15,989	38,985	32,653

	$86,907	$66,346	$160,605	$131,485

Earnings from Operations:
Logistic services	$2,731	$1,876	$4,371	$3,727
Product sales	1,297	142	2,427	330
Corporate	(236)	(358)	(509)	(621)

	$3,792	$1,660	$6,289	$3,436

NOTE 5 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company has derivative financial instruments, however, it does not use them for trading purposes. As of June 30, 2004 and December 31, 2003, interest rate swaps are the only derivative financial instruments held by the Company. The interest rate swaps, designated as cash flow hedging relationships, were entered into in 2001 and 2002 as an effort to mitigate the risk of rising interest rates in future periods by converting certain floating rate debt instruments into fixed rate debt. The effective portion of the gains and losses on these instruments are deferred in other comprehensive income and recognized in interest expense over the period in which the Company accrues interest expense on the related debt instruments. The ineffective portion of hedging derivatives has been insignificant. The fair value of interest rate swaps was a loss of $349 (net of tax of $233) and a loss of $640 (net of tax of $490) at June 30, 2004 and December 31, 2003, respectively, and was based on dealer quotes.

NOTE 6 – STOCK-BASED EMPLOYEE COMPENSATION PLANS

At June 30, 2004, the Company had one stock-based employee compensation plan, which is described more fully in Note E to the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company accounts for this stock-based plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost was reflected in previously reported results for any period, as all options granted under this plan had an exercise price equal to the market value of the underlying Common Stock on the measurement date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$1,862	$515	$2,950	$1,081
Deferred compensation expense	12	4	16	4
Employee compensation expense determined under fair value based method for all awards, net of related tax effects	(25)	(32)	(39)	(60)

Pro forma net income	$1,849	$487	$2,927	$1,025

Basic earnings per share:
As reported	$0.35	$0.10	$0.55	$0.21

Pro forma	$0.34	$0.09	$0.55	$0.19

Diluted earnings per share:
As reported	$0.33	$0.09	$0.53	$0.20

Pro forma	$0.33	$0.09	$0.52	$0.19

NOTE 7 – GUARANTEE ARRANGEMENT

Integrated Transportation Logistics, L.L.C. (“ITLX”), a company 45% owned by a subsidiary of the Company, Total Logistic Control (“TLC”), entered into a promissory note (the “Note”) with a lender which allowed ITLX to borrow up to $500 at the lender’s prime rate until the Note matured on June 30, 2004. Upon maturity, at the same amount and borrowing terms, the Note was extended to mature on August 16, 2004. Under a Limited Guaranty arrangement between the lender and TLC, TLC has unconditionally guaranteed 45% of the indebtedness for outstanding amounts at maturity (including extensions) under the Note. As of June 30, 2004, there were no outstanding borrowings under the Note.

NOTE 8 – Condensed Consolidating Financial Information

Under the subsidiary debt arrangements, other than for tax liabilities and management fees, substantially all of the subsidiary assets are restricted from transfer to the parent company, TLI. Below are the condensed balance sheets as of June 30, 2004 and December 31, 2003, the condensed income statements for the quarter and six-month periods ended June 30, 2004 and 2003 and statements of cash flows for the six months ended June 30, 2004 and 2003 of TLI and its subsidiaries.

Condensed Consolidating Balance Sheets:

	As of June 30, 2004
	TLI	Subsidiaries	Eliminations	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$673	$2,873	$—	$3,546
Accounts receivable, net	—	38,606	—	38,606
Inventories	—	9,936	—	9,936
Prepaids and other	36	3,261	—	3,297

Total Current Assets	709	54,676	—	55,385

Long-Term Assets:
Fixed assets, net	22	61,852	—	61,874
Goodwill	—	16,202	—	16,202
Investment in subsidiaries	20,257	—	(20,257)	—
Other assets	—	3,160	—	3,160

Total Long-Term Assets	20,279	81,214	(20,257)	81,236

	$20,988	$135,890	$(20,257)	$136,621

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Current maturities of long-term debt	$—	$2,291	$—	$2,291
Line of credit	—	4,769	—	4,769
Accounts payable	—	17,070	—	17,070
Accrued liabilities	(2,554)	25,756	—	23,202

Total Current Liabilities	(2,554)	49,886	—	47,332

Long-Term Liabilities:
Long-term debt, less current maturities	—	44,734	—	44,734
Other liabilities	—	3,355	—	3,355

Total Long-Term Liabilities	—	48,089	—	48,089

Net inter-company payable/(receivable)	1,179	(1,179)	—	—

Total Liabilities	(1,375)	96,796	—	95,421

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—	—	—
Common stock	54	3,779	(3,779)	54
Additional paid-in capital	23,101	14,351	(14,351)	23,101
Deferred compensation	(236)	—	—	(236)
Accumulated other comprehensive loss	—	(349)	—	(349)
Retained earnings	(556)	21,313	(2,127)	18,630

Total Shareholders’ Equity	22,363	39,094	(20,257)	41,200

	$20,988	$135,890	$(20,257)	$136,621

	As of December 31, 2003
	TLI	Subsidiaries	Eliminations	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$845	$1,380	$—	$2,225
Accounts receivable, net	8	28,651	—	28,659
Inventories	—	9,355	—	9,355
Prepaids and other	1,402	1,801	—	3,203

Total Current Assets	2,255	41,187	—	43,442

Long-Term Assets:
Fixed assets, net	27	62,031	—	62,058
Goodwill	—	16,202	—	16,202
Investment in subsidiaries	21,130	—	(21,130)	—
Other assets	—	2,631	—	2,631

Total Long-Term assets	21,157	80,864	(21,130)	80,891

	$23,412	$122,051	$(21,130)	$124,333

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Current maturities of long-term debt	$—	$2,792	$—	$2,792
Line of credit	—	2,661	—	2,661
Accounts payable	6	15,430	—	15,436
Accrued liabilities	(1,111)	20,769	—	19,658

Total Current Liabilities	(1,105)	41,652	—	40,547

Long-Term Liabilities:
Long-term debt, less current maturities	—	42,932	—	42,932
Other liabilities	—	3,376	—	3,376

Total Long-Term liabilities	—	46,308	—	46,308

Net inter-company payable/(receivable)	3,419	(3,419)	—	—

Total Liabilities	2,314	84,541	—	86,855

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—	—	—
Common stock	53	3,779	(3,779)	53
Additional paid-in capital	22,484	14,351	(14,352)	22,483
Deferred compensation	(98)	—	—	(98)
Accumulated other comprehensive loss	—	(640)	—	(640)
Retained earnings	(1,341)	20,020	(2,999)	15,680

Total Shareholders’ Equity	21,098	37,510	(21,130)	37,478

	$23,412	$122,051	$(21,130)	$124,333

Condensed Consolidating Income Statements:

	Quarter Ended June 30, 2004
	TLI	Subsidiaries	Eliminations	Consolidated
Revenues:
Logistic services	$—	$67,406	$—	$67,406
Product sales	—	19,501	—	19,501
Management fees	105	—	(105)	—

	105	86,907	(105)	86,907

Costs and Expenses:
Logistic expenses	—	61,046	—	61,046
Cost of product sales	—	15,310	—	15,310
Depreciation and amortization	3	1,534	—	1,537
Selling, general and administrative expenses	234	4,988	—	5,222

	237	82,878	—	83,115

Earnings from Operations	(132)	4,029	(105)	3,792
Other Income (Expense):
Interest income (expense)	79	(752)	—	(673)
Other income (expense), net	—	(121)	105	(16)

Earnings before income taxes	(53)	3,156	—	3,103
Income tax provision	(21)	1,262	—	1,241

Net earnings	$(32)	$1,894	$—	$1,862

	Quarter Ended June 30, 2003
	TLI	Subsidiaries	Eliminations	Consolidated
Revenues:
Logistic services	$—	$50,357	$—	$50,357
Product sales	—	15,989	—	15,989
Management fees	105	—	(105)	—

	105	66,346	(105)	66,346

Costs and Expenses:
Logistic expenses	—	45,050	—	45,050
Cost of product sales	—	13,283	—	13,283
Depreciation and amortization	5	1,918	—	1,923
Selling, general and administrative expenses	354	4,076	—	4,430

	359	64,327	—	64,686

Earnings from Operations	(254)	2,019	(105)	1,660
Other Income (Expense):
Interest income (expense)	48	(806)	—	(758)
Other income (expense), net	—	(105)	105	—

Earnings before income taxes	(206)	1,108	—	902
Income tax provision	(96)	483	—	387

Net earnings	$(110)	$625	$—	$515

Condensed Consolidating Income Statements:

	Six Months Ended June 30, 2004
	TLI	Subsidiaries	Eliminations	Consolidated
Revenues:
Logistic services	$—	$121,620	$—	$121,620
Product sales	—	38,985	—	38,985
Management fees	210	—	(210)	—

	210	160,605	(210)	160,605

Costs and Expenses:
Logistic expenses	—	110,041	—	110,041
Cost of product sales	—	30,968	—	30,968
Depreciation and amortization	6	3,320	—	3,326
Selling, general and administrative expenses	503	9,478	—	9,981

	509	153,807	—	154,316

Earnings from Operations	(299)	6,798	(210)	6,289
Other Income (Expense):
Interest income (expense)	152	(1,469)	—	(1,317)
Other income (expense), net	—	(265)	210	(55)

Earnings before income taxes	(147)	5,064	—	4,917
Income tax provision	(59)	2,026	—	1,967

Net earnings	$(88)	$3,038	$—	$2,950

	Six Months Ended June 30, 2003
	TLI	Subsidiaries	Eliminations	Consolidated
Revenues:
Logistic services	$—	$98,832	$—	$98,832
Product sales	—	32,653	—	32,653
Management fees	210	—	(210)	—

	210	131,485	(210)	131,485

Costs and Expenses:
Logistic expenses	—	88,209	—	88,209
Cost of product sales	—	27,187	—	27,187
Depreciation and amortization	10	3,827	—	3,837
Selling, general and administrative expenses	612	8,204	—	8,816

	622	127,427	—	128,049

Earnings from Operations	(412)	4,058	(210)	3,436
Other Income (Expense):
Interest income (expense)	94	(1,609)	—	(1,515)
Other income (expense), net	—	(210)	210	—

Earnings before income taxes	(318)	2,239	—	1,921
Income tax provision	(138)	978	—	840

Net earnings	$(180)	$1,261	$—	$1,081

Condensed Consolidating Statements Of Cash Flows:

	Six Months Ended June 30, 2004
	TLI	Subsidiaries	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(1,510)	$2,075	$—	$565
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	(3,145)	—	(3,145)
Proceeds from sale of fixed assets	—	27	—	27

Net cash used in investing activities	—	(3,118)	—	(3,118)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit lines, net	—	1,957	—	1,957
Net proceeds from long-term debt	—	1,452	—	1,452
Proceeds from the exercise of stock options	465	—	—	465
Inter-company dividends	873	(873)	—	—

Net cash provided by financing activities	1,338	2,536	—	3,874

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(172)	1,493	—	1,321

BEGINNING CASH AND CASH EQUIVALENTS	845	1,380	—	2,225

ENDING CASH AND CASH EQUIVALENTS	$673	$2,873	$—	$3,546

Supplemental Disclosures of cash flow information
Interest paid	$—	$1,379	$—	$1,379

Income taxes paid	$1,261	$239	$—	$1,500

Non-Cash transactions: payment-in-kind interest	$(49)	$98	$—	$49

	Six Months Ended June 30, 2003
	TLI	Subsidiaries	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(367)	$3,745	$—	$3,378
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	(2,148)	—	(2,148)
Proceeds from sale of fixed assets	—	522	—	522

Net cash used in investing activities	—	(1,626)	—	(1,626)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit lines, net	—	1,582	—	1,582
Net repayments of long-term debt	—	(3,801)	—	(3,801)
Proceeds from the exercise of stock options	16	—	—	16
Inter-company dividends	279	(279)	—	—

Net cash provided by (used in) financing activities	295	(2,498)	—	(2,203)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(72)	(379)	—	(451)

BEGINNING CASH AND CASH EQUIVALENTS	2,995	1,488	—	4,483

ENDING CASH AND CASH EQUIVALENTS	$2,923	$1,109	$—	$4,032

Supplemental Disclosures of cash flow information			—
Interest paid	$—	$1,623	$—	$1,623

Income taxes paid	$122	$471	$—	$593

Non-Cash transactions: payment-in-kind interest	$(46)	$92	$—	$46

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our strategy to build equity value is primarily focused on the development of two business segments, Logistic Services and Product Sales. Our objective is to build long-term sustainable business value by expanding our businesses, growing earnings and strengthening our capital structure.

Growth from the first quarter of 2004 and comparable prior year quarterly and year to date periods in revenues and earnings from operations remained strong. The following table outlines growth from the prior year comparable quarter, sequential growth from quarter 1, 2004 and the prior year to date periods:

	Quarterly Growth	Sequential Growth	Year to Date Growth
Revenues:
Logistic Services	33.9%	24.3%	23.1%
Product Sales	22.0%	0.1%	19.4%
Total	31.0%	17.9%	22.1%
Earnings from Operations:
Logistic Services	45.5%	66.4%	17.3%
Product Sales	813.4%	14.8%	635.5%
Total	128.4%	51.8%	83.0%

In the Logistic Services segment, we continued to execute our business plan of operating at high levels of asset utilization and adding new long-term logistic service contracts. A number of factors contribute to our ability to perform successfully. Success in Logistic Services depends largely on our ability to design and execute complex logistics programs, the number of facilities in which we operate, our level of capacity utilization, the number of projects we add, the efficiency of our transportation operations and our ability to leverage our existing knowledge of the logistics business. Dedicated facility projects have become our biggest growth driver from both a revenue and an earnings standpoint. Our success in these activities has significantly increased our profile in the industry and today, Total Logistic Control is considered to be a leading provider of integrated logistic services across the supply chain. In April, 2004 we began operations of our contract packaging operation with Kellogg Company. In July, 2004 we commenced operations of an additional dedicated dry distribution center with Campbell’s Soup Company and are scheduled to begin several additional projects in August: a dedicated dry and refrigerated distribution center with Kraft Foods and a dedicated deli and bakery distribution business with a major Midwest retailer. In addition, we will start up new refrigerated distribution centers in September and November, 2004 with a Fortune 100 food company and Simmons Foods, respectively. Dedicated facility projects are based upon cost plus arrangements.

In Product Sales, our improved performance is being driven by improved orders based on past and new customer relationships, new product introductions, timely deliveries and our ability to control costs while providing quality products and a high level of service at a competitive price. Over the past quarter, we have experienced a significant increase in our backlog, however, the product sales market remains highly competitive due to consolidation in the grocery and drug store businesses and excess capacity in product manufacturing continues to be a significant factor in our industry.

Since 1999, our financial condition has strengthened each year, driven by the long-term strong cash generating capability of our operating segments. At June 30, 2004, our ratio of debt to equity was 1.3x, a significant improvement over June 30, 2003’s ratio of 1.7x and considerably less than our high of 2.9x at March 31, 1999. In addition, our debt to total capitalization (defined as total debt divided by total debt plus shareholders’ equity) at June 30, 2004 was 55.7 percent, improved from 63.0 percent at June 30, 2003 and the high point of 74.5 percent at the end of March 1999. In the first half of 2004, we generated $0.6 million in operating cash flow, increased cash by $1.3 million, increased our debt by $3.4 million, and made $3.1 million of capital expenditures to support business growth initiatives as compared with the comparable prior year period when we generated $3.4 million in operating cash flow, decreased our debt by $2.2 million and made $2.1 million of capital expenditures. Although our ability to reduce debt was considerably less than the prior year’s comparable period, certain events specific to our second quarter including the purchase of assets and start up funding requirements for the contract packaging business and the timing of certain large dollar receivable payments were the primary factors in the increased working capital required to support our Company’s growth. See “Liquidity and Capital Resources”

Quarter ended June 30, 2004 compared to the quarter ended June 30, 2003

Revenues ($000)	2004	2003	Dollar Change	Pct. Change
Logistic Services	$67,406	$50,357	$17,049	33.9%
Product Sales	19,501	15,989	3,512	22.0%

Total Revenue	$86,907	$66,346	$20,561	31.0%

Consolidated revenues increased 31.0 percent to $86.9 million in the second quarter of 2004 compared with the second quarter of 2003. Consolidated revenue in the second quarter of 2004 included Logistic Services revenues of $67.4 million, reflecting year-to-year growth of 33.9 percent, and Product Sales revenues of $19.5 million, which increased 22.0 percent from the prior year.

The increase in revenues from Logistic Services of approximately $17.0 million in the second quarter of 2004 was attributable to new and full year effects of dedicated facility projects (approximately $11.9 million), volume growth in transportation operations (approximately $3.2 million), logistic management services (approximately $1.5 million) and refrigerated and dry warehousing (approximately $0.4 million).

Increased Product Sales revenues in the second quarter of 2004 of approximately $3.5 million were primarily attributable to increased sales of refrigerated casements and refrigeration control systems (approximately $3.7 million), partially offset by lower sales of food products due to the loss of certain Michigan school districts school lunch programs compared to the second quarter of 2003 (approximately $0.2 million).

Earnings From Operations ($000)	2004	2003	Dollar Change	Pct. Change	Pct. of Revenues 2004	Pct. of Revenues 2003
Logistic Services	$2,731	$1,876	$855	45.5%	4.1%	3.7%
Product Sales	1,297	142	1,155	813.4%	6.7%	0.9%
Corporate	(236)	(358)	122	34.1%	—	—

Total Earnings From Operations	$3,792	$1,660	$2,132	128.4%	4.4%	2.5%

Earnings from operations attributable to Logistic Services in the second quarter of 2004 were $2.7 million or 4.1 percent of revenues, an increase of $0.8 million from $1.9 million and 3.7% percent of revenues in the corresponding 2003 period. Increased earnings from operations were primarily from increased gross profit in facility management projects (approximately $1.0 million) and refrigerated and dry warehousing (approximately $0.3 million), partially offset by increased overhead (approximately $0.3 million) and reduced gross profit in transportation (approximately $0.1 million). Gross profit in transportation was negatively impacted by underutilization of equipment and driver and fuel cost increases. Gross profit increases in facility management projects resulted from two new projects commenced in February and April, 2004, respectively (a refrigerated distribution project with a Fortune 100 food company in York, Pennsylvania and the contract packaging business with Kellogg Company in Athens, Georgia) and two projects that existed partially in the prior year’s comparable period (refrigerated distribution projects with

Sara Lee in Phoenix, Arizona and with a Fortune 100 food company in Indianapolis, Indiana) and increased gross profits resulting from the receipt of a compensatory payment related to a restructured contract, partially offset by decreased service fees from that same contract. Warehousing gross profit increased due to increased facility utilization, primarily at our refrigerated warehouse facilities. Overhead expenses in the Logistic Services segment increased primarily due to increased employee compensation associated with increased levels of business activities partially offset by decreased levels of depreciation associated with fully depreciated assets.

Earnings from operations attributable to Product Sales in the second quarter of 2004 were $1.3 million and 6.7 percent of revenues, an increase of approximately $1.2 million from last year’s corresponding quarter of $0.1 million and 0.9 percent of revenues. Increased earnings from operations in the Product Sales segment were primarily from increased gross profit in refrigerated casement and refrigerated control system sales (approximately $1.5 million) partially offset by increased selling, general and administrative expenses (approximately $0.3 million). Increased earnings from operations from casement and refrigeration systems were primarily due to increased volume and efficiencies associated with product service. Selling general and administrative expenses increased as a result of increased volume in the Product Sales segment.

Interest Expense

Consolidated net interest expense in the second quarter of 2004 was approximately $0.7 million compared to approximately $0.8 million reported for the corresponding 2003 period. The decrease in interest expense in the 2004 quarter was primarily attributable to improvements in the borrowing rate or the spread over LIBOR (the “LIBOR Margin”) we paid on outstanding loans in the Logistic Services segment. The LIBOR Margin declined in February 2004 from 175 basis points to 150 basis points and is based on incentive pricing levels related to leverage which improved primarily from reductions in debt in 2003. On July 30, 2004 we amended the credit agreement with our lenders to keep the LIBOR Margin in the Logistic Services segment at 150 basis points until the September 2005 reporting period. See “Amendment to the Company’s Credit Agreement”

Income Taxes

The effective tax rate was 40 percent and 43 percent in second quarters of 2004 and 2003, respectively. Due to certain structural changes we anticipate a 40 percent tax rate for the remainder of 2004.

Net Earnings

For the reasons discussed above, in the second quarter of 2004 consolidated net earnings totaled approximately $1.9 million or $0.33 per diluted share, representing an increase of 261.6 percent compared to net earnings in the corresponding 2003 period of $0.5 million or $.09 per diluted share.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

Revenues ($000)	2004	2003	Dollar Change	Pct. Change
Logistic Services	$121,620	$98,832	$22,788	23.1%
Product Sales	38,985	32,653	6,332	19.4%

Total Revenue	$160,605	$131,485	$29,120	22.1%

Consolidated revenues increased 22.1 percent to $160.6 million in the first half of 2004 compared with the first half of 2003. Consolidated revenue in the first half of 2004 included Logistic Services revenues of $121.6 million, reflecting year-to-year growth of 23.1 percent and Product Sales revenue of $39.0 million, which increased 19.4 percent from the prior year.

The increase in revenues from Logistic Services of approximately $22.8 million in the first half of 2004 was attributable to new and full year effects of dedicated facility projects (approximately $17.5 million), volume growth in transportation operations (approximately $4.4 million), refrigerated and dry warehousing (approximately $0.7 million) and logistic management services (approximately $0.2 million).

Increased Product Sales revenues in the first half of 2004 of approximately $6.3 million were primarily attributable to increased sales of refrigerated casements and refrigeration system sales (approximately $7.0 million), partially offset by lower sales of food products due to the loss of certain Michigan school districts school lunch programs compared to the first half of 2003 (approximately $0.7 million).

Earnings From Operations ($000)	2004	2003	Dollar Change	Pct. Change	Pct. of Revenues 2004	Pct. of Revenues 2003
Logistic Services	$4,371	$3,727	$644	17.3%	3.6%	3.8%
Product Sales	2,427	330	2,097	635.5%	6.2%	1.0%
Corporate	(509)	(621)	112	18.0%	—	—

Total Earnings From Operations	$6,289	$3,436	$2,853	83.0%	3.9%	2.6%

Earnings from operations attributable to Logistic Services in the first half of 2004 were $4.4 million or 3.6 percent of revenues, an increase of approximately $0.7 million from $3.7 million and 3.8 percent of revenues in the corresponding 2003 period. Increased earnings from operations were primarily from increased gross profit in facility management projects (approximately $1.7 million) and warehousing (approximately $0.4 million), partially offset by decreased gross profit in transportation (approximately $0.8 million) and logistic services (approximately $0.1 million) and increased overhead costs (approximately $0.5 million). Gross profit in transportation was negatively impacted by underutilization of equipment and driver and fuel cost increases. Gross profit increases in facility management projects resulted from two new projects commenced in February and April, 2004 respectively (a refrigerated distribution project with a Fortune 100 food company in York, Pennsylvania and the contract packaging business with Kellogg Company in Athens, Georgia) and three projects that existed partially in the prior year’s comparable period (refrigerated distribution projects with Sara Lee in Phoenix, Arizona and with a Fortune 100 food company in Indianapolis, Indiana and a dry distribution project with a Fortune 100 food company in Ontario, California) and increased gross profits resulting from the receipt of a compensatory payment related to a restructured contract, partially offset by decreased service fees from that same contract. Warehousing gross profit increased due to increased refrigerated facility usage, partially offset by decreased dry warehouse facility gross profit. Overhead expenses in the Logistic Services segment increased primarily due to additional employee compensation expense predicated by increased levels of business activity, partially offset by decreased depreciation associated with fully depreciated assets.

Earnings from operations attributable to Product Sales in the first half of 2004 were $2.4 million and 6.2 percent of revenues, an increase of approximately $2.1 million from last year’s corresponding quarter of $0.3 million and 1.0 percent of revenues. Increased earnings from operations in the Product Sales segment were primarily from increased gross profit in refrigerated casement and refrigeration control system sales (approximately $2.7 million), partially offset by increased selling, general and administrative expenses (approximately $0.6 million). Increased earnings from operations from casement and refrigeration control systems were primarily due to increased volume and efficiencies associated with product service. Selling, general and administrative expenses increased as a result of increased volume in the Product Sales segment.

Interest Expense

Consolidated net interest expense in the first half of 2004 was approximately $1.3 million compared to approximately $1.5 million reported for the corresponding 2003 period. The decrease in interest expense in the first half of 2004 quarter was primarily attributable to improvements in the borrowing rate or the spread over LIBOR (the “LIBOR Margin”) we paid on outstanding loans in the Logistic Services segment. The LIBOR Margin declined in February 2004 from 175 basis points to 150 basis points and is based on incentive pricing levels related to leverage which improved primarily from reductions in debt in 2003. On July 30, 2004 we amended the credit agreement with our lenders to keep the LIBOR Margin in the Logistic Services segment at 150 basis points until the September 2005 reporting period. See “Amendment to the Company’s Credit Agreement.”

Income Taxes

The effective tax rate was 40 percent and 43.7 percent in first half of 2004 and 2003, respectively. Due to certain structural changes we anticipate a 40 percent tax rate for the remainder of 2004.

Net Earnings

For the reasons discussed above, in the first half of 2004 consolidated net earnings totaled approximately $3.0 million or $0.53 per diluted share, representing an increase of 272.9 percent compared to net earnings in the corresponding 2003 period of $1.1 million or $.20 per diluted share.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2004 totaled approximately $3.5 million compared to approximately $2.2 million at December 31, 2003. The Company’s working capital at June 30, 2004 was approximately $8.1 million compared to approximately $2.9 million at December 31, 2003. Working capital increased during the first half of 2004 primarily due to increased accounts receivables (approximately $9.9 million), increased cash (approximately $1.3 million), increased inventories (approximately $0.6 million) and increased prepaid and other assets (approximately $0.1 million), partially offset by increased accrued liabilities (approximately $3.5 million), accounts payable (approximately $1.6 million), and an increase in short term debt (approximately $1.6 million). Accounts receivable increased primarily from the addition of new accounts including the new contract packaging operations (approximately $2.9 million), the timing of receivables associated with a large customer in the Logistics Segment (which has been subsequently collected) (approximately $2.0 million) and increased levels of revenues in both segments (approximately $5.0 million). Accrued liabilities increased primarily from the timing and size of accrued payroll (approximately $1.7 million), increased levels of business activity (approximately $1.0 million) and accruals related to the new contract packaging operations (approximately $0.8 million).

Operating activities in the first half of 2004 provided cash of approximately $0.6 million compared to approximately $3.4 million provided in 2003. In 2004, cash provided by operating activities was derived primarily from net earnings of approximately $3.0 million and depreciation and amortization expense of approximately $3.3 million, partially offset by an increase in working capital accounts discussed above (excluding cash and short term debt) of approximately $5.7 million.

Net cash used in investing activities in the first half of 2004 totaled approximately $3.1 million, compared to approximately $1.6 million in the corresponding 2003 period. Investing activities in the first half of 2004 consisted of capital expenditures to support business growth initiatives. Capital expenditures in the first half of 2004 were approximately $1.0 million higher than the prior years corresponding period. This increased level of capital expenditures was primarily in the Logistic Services segment for equipment purchased in connection with our entrance into the contract packaging business and new project information technology systems.

Cash flows provided by financing activities totaled approximately $3.8 million in the first half of 2004 compared to $2.2 million used in financing activities in the corresponding 2003 period. Borrowings in the first half of 2004 were higher than the corresponding 2003 period due to higher levels of capital expenditures and increased working capital requirements (as explained above). The major components of cash flows provided by financing activities in the first half of 2004 were borrowings under the Company’s credit facilities (net of mandatory repayments) of approximately $3.4 million, and cash proceeds from the exercise of employee stock options of approximately $0.5 million.

Our current sources of capital include: cash generated from operations, existing cash resources, which at June 30, 2004 totaled $3.5 million and unused availability under our existing credit facilities totaling approximately $31.7 million. Other than additional net borrowings of approximately $3.4 million and the amendment to the Company’s credit agreement described below, there have been no material changes to our credit facilities described in our Annual Report on Form 10-K. We believe these resources are sufficient to fund projected cash requirements related to current operations and we expect capital expenditures in 2004 to approximate $6.0 million.

We continue to evaluate new projects and acquisitions in line with our strategic development plan. Future acquisitions may be funded through cash balances; cash flows from operations; existing credit facilities; potential new credit facilities; and/or the issuance of equity securities through an underwritten offering, rights offering to shareholders or otherwise. We consider our existing credit facilities and internally generated cash flow to be adequate to fund our operations in the foreseeable future.

In August, 2004 we began a dedicated deli and bakery product distribution project for a major Midwest retailer. In past dedicated facility projects, funding has been provided by our clients prior to its required expenditure by us. This project differs from our other distribution agreements because it will require us to provide additional working capital for which we will be compensated. Under the contract we will procure frozen, refrigerated and dry deli and bakery products based upon daily orders directly from retailers. We will then warehouse these products and build store ready custom pallets for delivery to the retail locations. Due to the high volume of product, the timing of payments due from us to suppliers and our ultimate receipt of amounts due to us from our customer, we expect an increase of approximately $8.0 million in our working capital. We will account for this project on a net basis. See Amendment to the Company’s Credit Agreement below.

Amendment to the Company’s Credit Agreement

In connection with the previously described deli and bakery product distribution project, on July 30, 2004 we entered into the First Amendment To Amended and Restated Credit Agreement by and among Total Logistic Control, LLC (“TLC”) and its lenders (the “TLC Amendment”) which fixes our interest rate spread over LIBOR and Prime at 1.5% and 0.0% (which is equal to the interest rate spread paid by TLC in the second quarter of 2004), respectively through our September 30, 2005 reporting period. Prior to the TLC Amendment the interest rate under the Amended and Restated Credit Agreement (the “TLC Credit

Agreement”) was at TLC’s option, based on the prime rate or LIBOR plus, an amount that varied according to a pricing grid determined by the ratio of TLC’s funded debt to EBITDA (as defined in the TLC Credit Agreement). Had we not entered into the TLC Amendment, the increase in borrowings under the TLC Credit Agreement to fund working capital from the project would have likely resulted in an increase in our interest rate spread.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has incurred no additional market risk beyond that disclosed in the Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2004. Based upon their evaluation of these disclosure controls and procedures, the

President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2004 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Not applicable.

Item 2. Not applicable.

Item 3. Not applicable.

Item 4. Not applicable

Item 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10.9	First Amendment To Amended and Restated Credit Agreement.

Exhibit 31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(b). Reports on Form 8-K

A Report on Form 8-K was filed April 20, 2004 to report under Item 12 the disclosure of Results of Operations for the three months ended March 31, 2004

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Total Logistics, Inc. (Registrant)

Date: August 12, 2004	/s/ William T. Donovan
William T. Donovan President and Chief Executive Officer

Date: August 12, 2004	/s/ John Buono
John Buono Chief Financial Officer