Form 10-Q
period 2004-09-30
TOTAL LOGISTICS INC
filed 2004-11-10
CIK 1052102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Common Stock $0.01 par value	5,391,864
(Class)	(Outstanding at November 10, 2004)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOTAL LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands except share and per share data)

	September 30, 2004	December 31, 2003
ASSETS:

Current Assets:
Cash and cash equivalents	$1,902	$2,225
Accounts receivable, net	46,740	28,659
Unbilled receivables	5,871	—
Inventories	11,719	9,355
Prepaids and other	3,793	3,203

Total Current Assets	70,025	43,442

Long-Term Assets:
Fixed assets, net	62,034	62,058
Goodwill	16,202	16,202
Other assets	3,688	2,631

Total Long-Term Assets	81,924	80,891

	$151,949	$124,333

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current Liabilities:
Current maturities of long-term debt	$2,296	$2,792
Line of credit	5,034	2,661
Accounts payable	19,513	15,436
Accrued liabilities	28,039	19,658

Total Current Liabilities	54,882	40,547

Long-Term Liabilities:
Long-term debt, less current maturities	50,334	42,932
Other liabilities	3,441	3,376

Total Long-Term Liabilities	53,775	46,308

Total Liabilities	108,657	86,855

Shareholders’ Equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $.01 per share; 50,000,000 shares authorized, 5,379,864 and 5,275,864 issued in 2004 and 2003, respectively	54	53
Additional paid-in capital	23,102	22,483
Deferred compensation	(223)	(98)
Accumulated other comprehensive loss	(407)	(640)
Retained earnings	20,766	15,680

Total Shareholders’ Equity	43,292	37,478

	$151,949	$124,333

See notes to consolidated condensed financial statements

TOTAL LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Logistic services	$71,256	$53,394	$192,876	$152,226
Product sales	21,471	17,701	60,456	50,354

	92,727	71,095	253,332	202,580

Costs and Expense:
Logistic expenses	64,555	46,649	174,595	134,868
Cost of product sales	16,915	14,120	47,884	41,307
Depreciation and amortization	1,791	1,952	5,116	5,780
Selling, general and administrative expenses	5,235	4,931	15,216	13,746

	88,496	67,652	242,811	195,701

Earnings from Operations:	4,231	3,443	10,521	6,879

Other Expenses:
Interest expense, net	(671)	(707)	(1,989)	(2,222)
Other expense	—	—	(55)	—

	(671)	(707)	(2,044)	(2,222)

Earnings before income taxes	3,560	2,736	8,477	4,657

Income tax provision	1,424	1,168	3,391	2,009

Net earnings	$2,136	$1,568	$5,086	$2,648

Basic net earnings per share	$0.40	$0.30	$0.95	$0.50

Diluted net earnings per share	$0.38	$0.28	$0.91	$0.48

Average number of shares outstanding	5,379,864	5,275,864	5,348,266	5,273,875

Diluted number of shares outstanding	5,606,542	5,509,397	5,591,009	5,523,021

See notes to consolidated condensed financial statements.

TOTAL LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2004

(Unaudited)

(In thousands, except share amounts)

	Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Gain (Loss)	Retained Earnings	Current Year Comprehensive Income
Balance, December 31, 2003	$53	$22,483	$(98)	$(640)	$15,680

Exercise of options to purchase 104,000 shares of common stock	1	464	—	—	—

Issuance of 8,124 shares of restricted stock	—	155	(155)	—	—

Vesting of restricted stock			30

Change in fair value of interest rate swaps, net of tax expense of $156				233		233

Net Earnings					5,086	5,086

Total Comprehensive Income						$5,319

Balance, September 30, 2004	$54	$23,102	$(223)	$(407)	$20,766

See notes to consolidated condensed financial statements

TOTAL LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$5,086	$2,648
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	5,116	5,780
Gain on sale of fixed assets	(17)	(95)
Loss on equity investment	55	—
Deferred compensation	30	10
Payment-in-kind interest	74	70
Changes in assets and liabilities:
Accounts receivable	(18,081)	(4,322)
Inventories	(2,364)	90
Unbilled receivables	(5,871)	—
Other assets	(1,710)	197
Accounts payable, accrued liabilities and other liabilities	12,674	2,574

Net cash (used in) provided by operating activities	(5,008)	6,952

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(5,088)	(2,853)
Proceeds from sales of assets	29	510
Other investment	—	(145)

Net cash used in investing activities	(5,059)	(2,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on credit lines, net	2,373	1,479
Proceeds from issuance of long-term debt	22,908	4,234
Payments on notes and loans payable	(16,002)	(11,000)
Proceeds from the exercise of stock options	465	16

Net cash provided by (used in) financing activities	9,744	(5,271)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(323)	(807)

BEGINNING CASH AND CASH EQUIVALENTS	2,225	4,483

ENDING CASH AND CASH EQUIVALENTS	$1,902	$3,676

Supplemental disclosures of cash flow information:
Interest paid	$2,043	$2,344

Income taxes paid	$2,616	$1,049

See notes to consolidated condensed financial statements

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

In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the nine months ended September 30, 2004, are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Inventories: Inventories are carried at the lower of FIFO (first-in, first-out) cost or market value. In the Logistics Services segment, inventories consist primarily of repair parts. In the Product Sales segment, inventories include materials, food products and labor and manufacturing overhead. As of September 30, 2004 and December 31, 2003, inventories are comprised of the following:

	September 30, 2004	December 31, 2003
Repair parts	$274	$137
Commodities and other	2,251	1,755
Raw materials and work in process	6,511	6,260
Finished goods	2,683	1,203

	$11,719	$9,355

Goodwill: Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill to be tested for impairment annually, or more frequently under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. There were no changes to the carrying amount of goodwill for the nine months ended September 30, 2004. Balances by segment are as follows:

	Logistic Services	Product Sales	Total
Balance as of December 31, 2003 and September 30, 2004	$4,882	$11,320	$16,202

NOTE 3 — EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share for the three months and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic Net Earnings per Share:
Net earnings available to common shareholders	$2,136	$1,568	$5,086	$2,648
Weighted average shares of common stock outstanding	5,379,864	5,275,864	5,348,266	5,273,875

Basic net earnings per share	$.40	$.30	$.95	$.50

Diluted Net Earnings per Share:
Weighted average shares of common stock outstanding	5,379,864	5,275,864	5,348,266	5,273,875
Incremental common shares applicable to common stock options	218,316	232,479	235,984	247,223
Restricted stock	8,362	1,054	6,759	1,923

Average common shares assuming full dilution	5,606,542	5,509,397	5,591,009	5,523,021

Diluted net earnings per share	$.38	$.28	$.91	$.48

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Logistic services	$71,256	$53,394	$192,876	$152,226
Product sales	21,471	17,701	60,456	50,354

	$92,727	$71,095	$253,332	$202,580

Earnings from Operations:
Logistic services	$2,947	$2,772	$7,319	$6,499
Product sales	1,533	947	3,960	1,277
Corporate	(249)	(276)	(758)	(897)

	$4,231	$3,443	$10,521	$6,879

NOTE 5 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company has derivative financial instruments, however, it does not use them for trading purposes. As of September 30, 2004 and December 31, 2003, interest rate swaps are the only derivative financial instruments held by the Company. The interest rate swaps, designated as cash flow hedging relationships, were entered into in 2001 and 2002 as an effort to mitigate the risk of rising interest rates in future periods by converting certain floating rate debt instruments into fixed rate debt. The effective portion of the gains and losses on these instruments are deferred in other comprehensive income and recognized in interest expense over the period in which the Company accrues interest expense on the related debt instruments. The ineffective portion of hedging derivatives has been insignificant. The fair value of interest rate swaps resulted in a loss of $407 (net of tax of $271) and a loss of $640 (net of tax of $490) at September 30, 2004 and December 31, 2003, respectively, and was based on dealer quotes.

NOTE 6 – STOCK-BASED EMPLOYEE COMPENSATION PLAN

At September 30, 2004, the Company had one stock-based employee compensation plan, which is described more fully in Note E to the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company accounts for this stock-based plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost was reflected for stock options granted in previously reported results for any period, as all options granted under this plan had an exercise price equal to the market value of the underlying Common Stock on the measurement date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$2,136	$1,568	$5,086	$2,648
Deferred compensation expense	14	6	30	10
Employee compensation expense determined under fair value based method for all awards,
net of related tax effects	(26)	(34)	(65)	(94)

Pro forma net income	$2,124	$1,540	$5,051	$2,564

Basic net earnings per share:
As reported	$0.40	$0.30	$0.95	$0.50

Pro forma	$0.39	$0.29	$0.94	$0.49

Diluted net earnings per share:
As reported	$0.38	$0.28	$0.91	$0.48

Pro forma	$0.38	$0.28	$0.90	$0.46

NOTE 7 – GUARANTEE ARRANGEMENT

Integrated Transportation Logistics, L.L.C. (“ITLX”), a company 45% owned by a subsidiary of the Company, Total Logistic Control (“TLC”), entered into a promissory note (the “Note”) with a lender which allowed ITLX to borrow up to $500 at the lender’s prime rate until the Note matured on June 30, 2004. Upon maturity, at the same amount and borrowing terms, the Note was extended to mature on August 16, 2004. Upon the August 16, 2004 maturity, the Note was revised to allow ITLX to borrow up to $100 at the lender’s prime rate plus one half of one percent until its maturity on July 31, 2005 (the “Revised Note”). Under a Limited Guaranty arrangement between the lender and TLC, TLC has unconditionally guaranteed 45% of the indebtedness for outstanding amounts at maturity (including extensions) under the Note and Revised Note. As of September 30, 2004, there were no outstanding borrowings under the Note or Revised Note.

NOTE 8 – Condensed Consolidating Financial Information

Under the subsidiary debt arrangements, other than for tax liabilities and management fees, substantially all of the subsidiary assets are restricted from transfer to the parent company, TLI. Below are the condensed balance sheets as of September 30, 2004 and December 31, 2003, the condensed income statements for the quarter and nine-month periods ended September 30, 2004 and 2003 and condensed statements of cash flows for the nine months ended September 30, 2004 and 2003 of TLI and its subsidiaries.

Condensed Consolidating Balance Sheets:

	As of September 30, 2004
	TLI	Subsidiaries	Eliminations	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$614	$1,288	$—	$1,902
Accounts receivable, net	—	46,740	—	46,740
Unbilled receivables	—	5,871	—	5,871
Inventories	—	11,719	—	11,719
Prepaids and other	24	3,769	—	3,793

Total Current Assets	638	69,387	—	70,025

Long-Term Assets:
Fixed assets, net	20	62,014	—	62,034
Goodwill	—	16,202	—	16,202
Investment in subsidiaries	19,386	—	(19,386)	—
Other assets	—	3,688	—	3,688

Total Long-Term Assets	19,406	81,904	(19,386)	81,924

Total Assets	$20,044	$151,291	$(19,386)	$151,949

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Current maturities of long-term debt	$—	$2,296	$—	$2,296
Line of credit	—	5,034	—	5,034
Accounts payable	—	19,513	—	19,513
Accrued liabilities	(3,791)	31,830	—	28,039

Total Current Liabilities	(3,791)	58,673	—	54,882

Long-Term Liabilities:
Long-term debt, less current maturities	—	50,334	—	50,334
Other liabilities	—	3,441	—	3,441

Total Long-Term Liabilities	—	53,775	—	53,775

Net inter-company payable/(receivable)	623	(623)	—	—

Total Liabilities	(3,168)	111,825	—	108,657

Shareholders’ equity:
Preferred stock	—	—	—	—
Common stock	54	3,779	(3,779)	54
Additional paid-in capital	23,102	14,351	(14,351)	23,102
Deferred compensation	(223)	—	—	(223)
Accumulated other comprehensive loss	—	(407)	—	(407)
Retained earnings	279	21,743	(1,256)	20,766

Total Shareholders’ Equity	23,212	39,466	(19,386)	43,292

	$20,044	$151,291	$(19,386)	$151,949

	As of December 31, 2003
	TLI	Subsidiaries	Eliminations	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$845	$1,380	$—	$2,225
Accounts receivable, net	8	28,651	—	28,659
Inventories	—	9,355	—	9,355
Prepaids and other	1,402	1,801	—	3,203

Total Current Assets	2,255	41,187	—	43,442

Long-Term Assets:
Fixed assets, net	27	62,031	—	62,058
Goodwill	—	16,202	—	16,202
Investment in subsidiaries	21,130	—	(21,130)	—
Other assets	—	2,631	—	2,631

Total Long-Term assets	21,157	80,864	(21,130)	80,891

	$23,412	$122,051	$(21,130)	$124,333

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Current maturities of long-term debt	$—	$2,792	$—	$2,792
Line of credit	—	2,661	—	2,661
Accounts payable	6	15,430	—	15,436
Accrued liabilities	(1,111)	20,769	—	19,658

Total Current Liabilities	(1,105)	41,652	—	40,547

Long-Term Liabilities:
Long-term debt, less current maturities	—	42,932	—	42,932
Other liabilities	—	3,376	—	3,376

Total Long-Term liabilities	—	46,308	—	46,308

Net inter-company payable/(receivable)	3,419	(3,419)	—	—

Total Liabilities	2,314	84,541	—	86,855

Shareholders’ equity:
Preferred stock	—	—	—	—
Common stock	53	3,779	(3,779)	53
Additional paid-in capital	22,484	14,351	(14,352)	22,483
Deferred compensation	(98)	—	—	(98)
Accumulated other comprehensive loss	—	(640)	—	(640)
Retained earnings	(1,341)	20,020	(2,999)	15,680

Total Shareholders’ Equity	21,098	37,510	(21,130)	37,478

	$23,412	$122,051	$(21,130)	$124,333

Condensed Consolidating Income Statements:

	Three Months Ended September 30, 2004
	TLI	Subsidiaries	Eliminations	Consolidated
Revenues:
Logistic services	$—	$71,256	$—	$71,256
Product sales	—	21,471	—	21,471
Management fees	105	—	(105)	—

	105	92,727	(105)	92,727

Costs and Expenses:
Logistic expenses	—	64,555	—	64,555
Cost of product sales	—	16,915	—	16,915
Depreciation and amortization	3	1,788	—	1,791
Selling, general and administrative expenses	246	4,989	—	5,235

	249	88,249	—	88,496

Earnings from Operations	(144)	4,480	(105)	4,231

Other Income (Expense):
Interest income (expense)	85	(756)	—	(671)
Other income (expense), net	—	(105)	105	—

Earnings before income taxes	(59)	3,619	—	3,560
Income tax provision	(23)	1,447	—	1,424

Net earnings	$(36)	$2,172	$—	$2,136

	Three Months Ended September 30, 2003
	TLI	Subsidiaries	Eliminations	Consolidated
Revenues:
Logistic services	$—	$53,394	$—	$53,394
Product sales	—	17,701	—	17,701
Management fees	105	—	(105)	—

	105	71,095	(105)	71,095

Costs and Expenses:
Logistic expenses	—	46,649	—	46,649
Cost of product sales	—	14,120	—	14,120
Depreciation and amortization	5	1,947	—	1,952
Selling, general and administrative expenses	271	4,660	—	4,931

	276	67,376	—	67,652

Earnings from Operations	(171)	3,719	(105)	3,443

Other Income (Expense):
Interest income (expense)	62	(769)	—	(707)
Other income (expense), net	—	(105)	105	—

Earnings before income taxes	(109)	2,845	—	2,736
Income tax provision	(47)	1,215	—	1,168

Net earnings	$(62)	$1,630	$—	$1,568

Condensed Consolidating Income Statements:

	Nine Months Ended September 30, 2004
	TLI	Subsidiaries	Eliminations	Consolidated
Revenues:
Logistic services	$—	$192,876	$—	$192,876
Product sales	—	60,456	—	60,456
Management fees	315	—	(315)	—

	315	253,332	(315)	253,332

Costs and Expenses:
Logistic expenses	—	174,595	—	174,595
Cost of product sales	—	47,884	—	47,884
Depreciation and amortization	9	5,107	—	5,116
Selling, general and administrative expenses	749	14,467	—	15,216

	758	242,053	—	242,811

Earnings from Operations	(443)	11,279	(315)	10,521

Other Income (Expense):
Interest income (expense)	237	(2,226)	—	(1,989)
Other income (expense), net	—	(370)	315	(55)

Earnings before income taxes	(206)	8,683	—	8,477
Income tax provision	(82)	3,473	—	3,391

Net earnings	$(124)	$5,210	$—	$5,086

	Nine Months Ended September 30, 2003
	TLI	Subsidiaries	Eliminations	Consolidated
Revenues:
Logistic services	$—	$152,226	$—	$152,226
Product sales	—	50,354	—	50,354
Management fees	315	—	(315)	—

	315	202,580	(315)	202,580

Costs and Expenses:
Logistic expenses	—	134,868	—	134,868
Cost of product sales	—	41,307	—	41,307
Depreciation and amortization	15	5,765	—	5,780
Selling, general and administrative expenses	884	12,862	—	13,746

	899	194,802	—	195,701

Earnings from Operations	(584)	7,778	(315)	6,879

Other Income (Expense):
Interest income (expense)	156	(2,378)	—	(2,222)
Other income (expense), net	—	(315)	315	—

Earnings before income taxes	(428)	5,085	—	4,657
Income tax provision	(185)	2,194	—	2,009

Net earnings	$(243)	$2,891	$—	$2,648

Condensed Consolidating Statements Of Cash Flows:

	Nine Months Ended September 30, 2004
	TLI	Subsidiaries	Eliminations	Consolidated
NET CASH USED IN OPERATING ACTIVITIES:	$(2,440)	$(2,568)	$—	$(5,008)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	(5,088)	—	(5,088)
Proceeds from sale of fixed assets	—	29	—	29

Net cash used in investing activities	—	(5,059)	—	(5,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit lines, net	—	2,373	—	2,373
Net proceeds from long-term debt	—	6,906	—	6,906
Proceeds from the exercise of stock options	465	—	—	465
Inter-company dividends	1,744	(1,744)	—	—

Net cash provided by financing activities	2,209	7,535	—	9,744

NET DECREASE INCREASE IN CASH AND CASH EQUIVILENTS	(231)	(92)	—	(323)

BEGINNING CASH AND CASH EQUIVALENTS	845	1,380	—	2,225

ENDING CASH AND CASH EQUIVALENTS	$614	$1,288	$—	$1,902

Supplemental Disclosures of cash flow information
Interest paid	$—	$2,043	$—	$2,043

Income taxes paid	$2,312	$304	$—	$2,616

Non-Cash transactions: payment-in-kind interest	$(74)	$148	$—	$74

	Nine Months Ended September 30, 2003
	TLI	Subsidiaries	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(794)	$7,746	$—	$6,952

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	(2,853)	—	(2,853)
Proceeds from sale of fixed assets	—	510	—	510
Other investments		(145)		(145)

Net cash used in investing activities	—	(2,488)	—	(2,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit lines, net	—	1,479	—	1,479
Net repayments of long-term debt	—	(6,766)	—	(6,766)
Proceeds from the exercise of stock options	16	—	—	16
Inter-company dividends	397	(397)	—	—
Inter-company loans	(1,500)	1,500		—

Net cash used in financing activities	(1,087)	(4,184)	—	(5,271)

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(1,881)	1,074	—	(807)

BEGINNING CASH AND CASH EQUIVALENTS	2,995	1,488	—	4,483

ENDING CASH AND CASH EQUIVALENTS	$1,114	$2,562	$—	$3,676

Supplemental Disclosures of cash flow information			—
Interest paid	$—	$2,344	$—	$2,344

Income taxes paid	$364	$685	$—	$1,049

Non-Cash transactions: payment-in-kind interest	$(70)	$140	$—	$70

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our strategy to build equity value is primarily focused on the development of two business segments, Logistic Services and Product Sales. Our objective is to build long-term sustainable business value by expanding our businesses, growing earnings and strengthening our capital structure.

Growth from the second quarter of 2004 and comparable prior year quarterly and year to date periods in revenues and earnings from operations remained strong. The following table outlines growth from the prior year comparable quarter, sequential growth from the second quarter of 2004 and the prior year to date periods:

	Quarterly Growth	Sequential Growth	Year to Date Growth
Revenues:
Logistic Services	33.5%	5.7%	26.7%
Product Sales	21.3%	10.1%	20.1%
Total	30.4%	6.7%	25.1%
Earnings from Operations:
Logistic Services	6.3%	7.9%	12.6%
Product Sales	61.9%	18.2%	210.1%
Total	22.9%	11.6%	52.9%

In the Logistic Services segment, we continued to execute our business plan of operating at high levels of asset utilization and adding new long-term logistic service contracts. A number of factors contribute to our ability to perform successfully. Success in Logistic Services depends largely on our ability to design and execute complex logistics solutions, the number of facilities in which we operate, our level of capacity utilization, the number of projects we add, the efficiency of our transportation operations and our ability to leverage our existing knowledge of the logistics business. Dedicated facility projects have become our biggest growth driver from both a revenue and an earnings standpoint. Dedicated facility projects are generally based upon cost plus management fee arrangements. Our success in these activities has significantly increased our profile in the industry and today we are considered to be a leading provider of integrated logistic services across the supply chain. In the third quarter of 2004, we entered into several new projects. In July, 2004 we commenced operations of a dedicated dry distribution center with Campbell’s Soup Company and dedicated dry and refrigerated distribution centers with Kraft Foods. In August, 2004 we began a dedicated deli and bakery procurement and distribution business with a major Midwest retailer (the “Deli Distribution Business”) and in September we started up a new refrigerated distribution center with a Fortune 100 food company and entered into a new ten year rail service agreement to provide railcar switching and placement services with the City of Rochelle, Illinois. In addition, we will start up a new refrigerated distribution center in November with Simmons Foods.

In Product Sales, our improved performance is being driven by improved orders based on past and new customer relationships, new product introductions, timely deliveries and our ability to control costs while providing quality products and a high level of service at a competitive price. Over the past quarter, we continued to experience stronger ordering patterns and an increase in our backlog, however, the product sales market remains highly competitive due to consolidation in the grocery and drug store businesses and excess capacity in product manufacturing continues to be a significant factor in our industry. In addition, we are experiencing rising commodity prices in metals and plastics used in our manufacturing process of refrigeration casements and systems which, to the extent such costs are not passed on to our customers, could negatively impact our margins.

Since 1999, our year over year financial condition has strengthened each year, driven by the long-term strong cash generating capability of our operating segments. In August, we began the Deli Distribution Business which differed from other dedicated projects in that it requires us to provide additional working capital for which we are compensated. Under this contract we began procuring frozen, refrigerated and dry deli and bakery products based upon daily orders directly from retailer store locations. We now warehouse these products and build store ready custom pallets for delivery to the stores. Due to the high volume of product, the timing of payments due from us to suppliers and our ultimate receipt of amounts due to us from our customer, we have, as expected, experienced in the current quarter an increase of approximately $8.7 million in our working capital. The increase in working capital has not and is not expected to have an impact on TLC’s borrowing rates.

Despite the working capital impact of the Deli Distribution Business, at September 30, 2004, our ratio of debt to equity was 1.3x, an improvement over September 30, 2003’s ratio of 1.6x and considerably less than our high of 2.9x at March 31, 1999. In addition, our debt to total capitalization (defined as total debt divided by total debt plus shareholders’ equity) at September 30, 2004 was 57.1 percent, improved from 60.7 percent at September 30, 2003 and the high point of 74.5 percent at the end of March 1999. In the first three quarters of 2004, we used $5.0 million in operating cash flow, decreased cash by $0.3 million, increased our debt by $9.3 million, and made $5.1 million of capital expenditures to support business growth initiatives as compared with the comparable prior year period when we generated $7.0 million in operating cash flow, decreased our debt by $5.3 million and made $2.9 million of capital expenditures. See “Liquidity and Capital Resources”

Quarter ended September 30, 2004 compared to the quarter ended September 30, 2003

Revenues ($000)	2004	2003	Dollar Change	Pct. Change
Logistic Services	$71,256	$53,394	$17,862	33.5%
Product Sales	21,471	17,701	3,770	21.3%

Total Revenue	$92,727	$71,095	$21,632	30.4%

Consolidated revenues increased 30.4 percent to $92.7 million in the third quarter of 2004 compared with the third quarter of 2003. Consolidated revenue in the third quarter of 2004 included Logistic Services revenues of $71.3 million, reflecting year-to-year growth of 33.5 percent, and Product Sales revenues of $21.5 million, which increased 21.3 percent from the prior year.

The increase in revenues from Logistic Services of approximately $17.9 million in the third quarter of 2004 was attributable to new and full year effects of dedicated facility projects (approximately $13.7 million) and volume growth in transportation operations (approximately $3.9 million) and logistic management services (approximately $0.4 million).

Increased Product Sales revenues in the third quarter of 2004 of approximately $3.8 million were primarily attributable to increased sales of refrigerated casements and refrigeration control systems (approximately $3.2 million) and increased sales and management fees associated with the distribution of food products (approximately $0.6 million).

Earnings From Operations ($000)	2004	2003	Dollar Change	Pct. Change	Pct. of Revenues 2004	Pct. of Revenues 2003
Logistic Services	$2,947	$2,772	$175	6.3%	4.1%	5.2%
Product Sales	1,533	947	586	61.9%	7.1%	5.3%
Corporate	(249)	(276)	27	9.8%	—	—

Total Earnings From Operations	$4,231	$3,443	$788	22.9%	4.6%	4.8%

Earnings from operations attributable to Logistic Services in the third quarter of 2004 were $3.0 million or 4.1 percent of revenues, an increase of $0.2 million from $2.8 million and 5.2 percent of revenues in the corresponding 2003 period. Increased earnings from operations attributable to Logistic Services were primarily from increased gross profit in dedicated facility projects (approximately $0.5 million) and a reduction in overhead (approximately $0.1 million), partially offset by decreased gross profit in refrigerated and dry warehousing (approximately $0.2 million) and transportation (approximately $0.2 million). Gross profit increases in dedicated facility projects resulted from four new projects commenced in the third quarter of 2004 (a dedicated dry distribution center with Campbell’s Soup Company, dedicated dry and refrigerated distribution centers with Kraft Foods and a new refrigerated distribution center with a Fortune 100 food company), dedicated facility projects from two new projects commenced in February and April, 2004, respectively (a refrigerated distribution project with a Fortune 100 food company in York, Pennsylvania and the contract packaging business with Kellogg Company in Athens, Georgia) and the reduction in overhead expenses primarily due to improved health care experience. Gross profit decreased in warehousing primarily due to start up costs associated with the Deli Distribution Business and lower than average crop yields in locations which we operate and in transportation due to negative impacts from the underutilization of equipment and driver and fuel cost increases.

Earnings from operations attributable to Product Sales in the third quarter of 2004 were $1.5 million and 7.1 percent of revenues, an increase of approximately $0.6 million from last year’s corresponding quarter of $0.9 million and 5.3 percent of revenues. Increased earnings from operations in the Product Sales segment were primarily from increased gross profit in refrigerated casement and refrigerated control system sales (approximately $1.0 million) partially offset by increased selling, general and administrative expenses (approximately $0.4 million). Increased earnings from operations from casement and refrigeration systems were primarily due to improved margins from manufacturing efficiencies. Selling, general and administrative expenses increased as a result of increased volume in the Product Sales segment.

Interest Expense

Consolidated net interest expense in the third quarter of 2004 and 2003 were both approximately $0.7 million. Average debt levels and interest rates charged on outstanding loans during the two periods were essentially unchanged.

Income Taxes

The effective tax rate was 40 percent and 42.7 percent in third quarters of 2004 and 2003, respectively. We anticipate a 40 percent tax rate for the remainder of 2004.

Net Earnings

For the reasons discussed above, in the third quarter of 2004 consolidated net earnings totaled approximately $2.1 million or $0.38 per diluted share, representing an increase of 36.2 percent compared to net earnings in the corresponding 2003 period of $1.6 million or $.28 per diluted share.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Revenues ($000)	2004	2003	Dollar Change	Pct. Change
Logistic Services	$192,876	$152,226	$40,650	26.7%
Product Sales	60,456	50,354	10,102	20.1%

Total Revenue	$253,332	$202,580	$50,752	25.1%

Consolidated revenues increased 25.1 percent to $253.3 million in the first three quarters of 2004 compared with the first three quarters of 2003. Consolidated revenue in the first three quarters of 2004 included Logistic Services revenues of $192.9 million, reflecting year-to-year growth of 26.7 percent and Product Sales revenue of $60.5 million, which increased 20.1 percent from the prior year.

The increase in revenues from Logistic Services of approximately $40.7 million in the first three quarters of 2004 was attributable to new and full year effects of dedicated facility projects (approximately $31.3 million), volume growth in transportation operations (approximately $8.2 million), refrigerated and dry warehousing (approximately $0.6 million) and logistic management services (approximately $0.6 million).

Increased Product Sales revenues in the first three quarters of 2004 of approximately $10.1 million were primarily attributable to increased sales of refrigerated casements and refrigeration system sales (approximately $10.2 million), partially offset by decreased sales and management fees associated with the distribution of food products (approximately $0.1 million).

Earnings From Operations ($000)	2004	2003	Dollar Change	Pct. Change	Pct. of Revenues 2004	Pct. of Revenues 2003
Logistic Services	$7,319	$6,499	$820	12.6%	3.8%	4.3%
Product Sales	3,960	1,277	2,683	210.1%	6.6%	2.5%
Corporate	(758)	(897)	139	15.5%	—	—

Total Earnings From Operations	$10,521	$6,879	$3,642	52.9%	4.2%	3.4%

Earnings from operations attributable to Logistic Services in the first three quarters of 2004 were $7.3 million or 3.8 percent of revenues, an increase of approximately $0.8 million from $6.5 million and 4.3 percent of revenues in the corresponding 2003 period. Increased earnings from operations attributable to Logistic Services were primarily from increased gross profit in dedicated facility projects (approximately $2.2 million) and warehousing (approximately $0.2 million), partially offset by decreased gross profit in transportation (approximately $1.0 million) and logistic services (approximately $0.1 million) and increased overhead costs (approximately $0.5 million). Gross profit increases in dedicated facility projects resulted from six new projects commenced in 2004; a refrigerated distribution project with a Fortune 100 food company in York, Pennsylvania (February 2004), the contract packaging business with Kellogg Company in Athens, Georgia (April 2004), a dedicated dry distribution center with Campbell’s Soup Company in Seattle, Washington (July 2004), dedicated dry and refrigerated distribution centers with Kraft Foods in Ontario, California (July 2004) and a new refrigerated distribution center with a Fortune 100 food company in Rochelle, Illinois (September 2004) and three projects that existed partially in the prior year’s comparable period; refrigerated distribution projects with Sara Lee in Phoenix, Arizona (March 2003) and with a Fortune 100 food company in Indianapolis, Indiana (May 2003) and a dry distribution project with a Fortune 100 food company in Ontario, California (June 2003) and increased gross profits resulting from the receipt of compensatory payments related to a restructured contract, partially offset by decreased service fees from that same contract. Warehousing gross profit increased due to increased facility usage, partially offset by start up costs associated with the Deli Distribution Business and a lower than average crop yields in locations in which we operate. Gross profit in transportation was negatively impacted by underutilization of equipment and driver and fuel cost increases. Overhead expenses in the Logistic Services segment increased primarily due to additional employee compensation expense predicated by increased levels of business activity, partially offset by decreased depreciation associated with fully depreciated assets.

Earnings from operations attributable to Product Sales in the first three quarters of 2004 were $4.0 million and 6.6 percent of revenues, an increase of approximately $2.7 million from last year’s corresponding period of $1.3 million and 2.5 percent of revenues. Increased earnings from operations in the Product Sales segment were primarily from increased gross profit in refrigerated casement and refrigeration control system sales (approximately $3.7 million), partially offset by increased selling, general and administrative expenses (approximately $1.0 million). Increased earnings from operations from casement and refrigeration control systems were primarily due to increased volume and efficiencies associated with product service. Selling, general and administrative expenses increased as a result of increased volume in the Product Sales segment.

Interest Expense

Consolidated net interest expense in the first three quarters of 2004 was approximately $2.0 million compared to approximately $2.2 million reported for the corresponding 2003 period. The decrease in interest expense in the first three quarters of 2004 was primarily attributable to improvements in the borrowing rate or the spread over LIBOR (the “LIBOR Margin”) we paid on outstanding loans in the Logistic Services segment. The LIBOR Margin declined in February 2004 from 175 basis points to 150 basis points and is based on incentive pricing levels related to leverage which improved primarily from reductions in debt in 2003 and increased levels of profitability.

Income Taxes

The effective tax rate was 40 percent and 43.1 percent in first three quarters of 2004 and 2003, respectively. We anticipate a 40 percent tax rate for the remainder of 2004.

Net Earnings

For the reasons discussed above, in the first three quarters of 2004 consolidated net earnings totaled approximately $5.1 million or $.91 per diluted share, representing an increase of 92.1percent compared to net earnings in the corresponding 2003 period of $2.6 million or $.48 per diluted share.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2004 totaled approximately $1.9 million compared to approximately $2.2 million at December 31, 2003. The Company’s working capital at September 30, 2004 was approximately $15.1 million compared to approximately $2.9 million at December 31, 2003. Working capital increased during the first three quarters of 2004 primarily due to increased accounts receivables (approximately $18.1 million), unbilled receivables (approximately $5.9 million), inventories (approximately $2.4 million) and prepaid and other assets (approximately $0.6 million) partially offset by increased accrued liabilities (approximately $8.4 million), accounts payable (approximately $4.1 million), short term debt (approximately $1.9 million) and cash (approximately $0.3 million). Accounts receivable increased primarily from the addition of the Deli Distribution Business (approximately $5.8 million), activity of new accounts including the new contract packaging operations (approximately $3.5 million) and increased levels of revenues in both segments (approximately $8.8 million). The balance in unbilled receivables is entirely due to the Deli Distribution Business and represents the value of product stored in our warehouse for which our customer is contractually obligated to pay in conjunction with the distribution program. Accrued liabilities increased primarily from the timing and size of accrued payroll (approximately $3.2 million), increased levels of business activity (approximately $3.3 million) and accruals related to the new contract packaging operations (approximately $1.9 million). The accounts payable increase was primarily due to amounts due to suppliers in the Deli Distribution Business (approximately $3.0 million). Other working capital fluctuations were due to increased levels of business activity associated with our businesses.

Operating activities in the first three quarters of 2004 used cash of approximately $5.0 million compared to providing approximately $7.0 million in 2003. In 2004, cash used by operating activities was derived primarily from an increase in working capital accounts discussed above (excluding cash and short term debt) of approximately $14.5 million and a net increase in other assets and liabilities of approximately $0.8 million, partially offset by net earnings of approximately $5.1 million and depreciation and amortization expense of approximately $5.1 million.

Net cash used in investing activities in the first three quarters of 2004 totaled approximately $5.1 million, compared to approximately $2.5 million in the corresponding 2003 period. Investing activities in the first three quarters of 2004 consist of capital expenditures to support business growth initiatives. Capital expenditures in the first three quarters of 2004 were approximately $2.2 million higher than the prior years corresponding period. This increased level of capital expenditures was primarily in the Logistic Services segment for equipment purchased in connection with our entrance into the contract packaging business and new project information technology systems. In addition, in 2003, the Company sold a parcel of land for approximately $0.5 million and invested approximately $0.1 million in a minority business enterprise engaged in the logistics industry.

Cash flows provided by financing activities totaled approximately $9.7 million in the first three quarters of 2004 compared to $5.3 million used in financing activities in the corresponding 2003 period. Borrowings in the first three quarters of 2004 were higher than the corresponding 2003 period due to higher levels of capital expenditures and increased working capital requirements (as explained above). The major components of cash flows provided by financing activities in the first three quarters of 2004 were borrowings under the Company’s credit facilities (net of mandatory repayments) of approximately $9.2 million, and cash proceeds from the exercise of employee stock options of approximately $0.5 million.

Our current sources of capital include: cash generated from operations, existing cash resources, which at September 30, 2004 totaled $1.9 million and unused availability under our existing credit facilities totaling approximately $21.3 million. Other than additional net borrowings of approximately $9.2 million there have been no material changes to our credit facilities described in our Annual Report on Form 10-K. We believe these resources are sufficient to fund projected cash requirements related to current operations and we expect capital expenditures in 2004 to approximate $6.0 million.

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

New Accounting Standards

Except as stated below, the Company’s disclosure on new accounting standards in its Annual Report on Form 10-K has not materially changed since that report was filed.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. Under the Act, with certain limitations, domestic manufacturers will be allowed to deduct nine percent of the lesser of: (1) production activities income or (2) taxable income after a five year phase in period (three percent for years 2005-2006, six percent for years 2007-2009, and nine percent for subsequent years). The Company has not evaluated the impact of the Act (if any) on its tax liabilities, tax expense or deferred taxes.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Except as described in the footnotes to the financial statements, the Company’s contractual obligations, commercial commitments and off-balance sheet arrangements disclosures in its Annual Report on Form 10-K for the year ended December 31, 2003 have not materially changed since that report was filed.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As discussed in the Company’s 2003 Annual Report on Form 10-K, we are exposed to market risk from changes in interest rates. To reduce our risk from interest rate fluctuations, we occasionally enter into various hedging transactions. On October 2 and November 2, 2004 two of the Company’s interest rate swaps (the “Swaps”) with notional amounts of $5.0 million each and swap agreement rates of 3.92% and 3.6725%, respectively, expired. Due to the current low interest rate environment, we do not anticipate replacing the Swaps. Although by not replacing the Swaps, the Company has increased its exposure to increases in interest rates, the Swaps were at higher rates than our current borrowing and therefore their expiration is expected to result in a slight reduction in interest expense in the fourth quarter. The remaining $17.4 million of Swaps remain in place.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2004. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2004 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) Exhibits

Exhibit 31.1 Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(b). Reports on Form 8-K

A Report on Form 8-K was filed July 28, 2004 to report under Item 12 the disclosure of Results of Operations for the six months ended June 30, 2004

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Total Logistics, Inc.
(Registrant)
Date:	November 10, 2004	/s/ William T. Donovan
William T. Donovan
President and Chief Executive Officer

Date:	November 10, 2004	/s/ John Buono
John Buono
Chief Financial Officer